Form 10-Q
period 1999-09-30
PRO NET LINK CORP
filed 1999-11-15
CIK 1048845

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 000-26451

                               PRO NET LINK CORP.

Incorporated in the                                IRS Employer Identification
State of Nevada                                    Number   88-0333454

                                645 Fifth Avenue
                            New York, New York 10022
                                 (212) 688-8838

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes         No X

Registrant had 50,293,570 shares of common stock outstanding as of September 30, 1999.


          -----------------------------------------------------------

                        This report consists of 14 pages

                               PRO NET LINK CORP.
                                      INDEX



                         PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                             No.
                                                                             ---
ITEM 1.  Financial Statements

         Condensed Statements of Operations - Three
          Months Ended September 30, 1999 and 1998............................3
         Condensed Balance Sheets - as of September
          30, 1999 and June 30, 1999..........................................4
         Condensed Statements of Cash Flows - Three
          Months Ended September 30, 1999 and 1998...........................5-6
         Notes to Condensed Financial Statements............................ 7-8

ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations........................................................9-12


                                 PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K.....................................13

SIGNATURES....................................................................14

ITEM 1.  FINANCIAL STATEMENTS

                               PRO NET LINK CORP.
                       CONDENSED STATEMENTS OF OPERATIONS



                                                      Three Months Ended
                                                        September 30,
                                                   1999               1998
                                               ------------      ------------
Revenue                                        $    241,802      $     11,759
                                               ------------      ------------

Expenses
    Website development                             286,308           159,701
    Commissions                                      90,500            12,375
    Selling, general and administrative             514,040           161,724
    Depreciation                                      5,688             3,271
    Interest expense (net)                            3,511               303
                                               ------------      ------------

             Total expenses                         900,047           337,374
                                               ------------      ------------

             Net loss                          ($   658,245)     ($   325,615)
                                               ============      ============


Basic loss per share of common stock           ($       .01)     ($       .01)
                                               ============      ============

Weighted average common shares outstanding       50,224,820        38,099,500
                                               ============      ============

   The accompanying notes are an integral part of these financial statements.

                               PRO NET LINK CORP.
                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                                                                   September 30,      June 30,
                                                                                       1999             1999
Current assets
    Cash                                                                           $    58,865      $   285,259
    Prepaid expenses                                                                    30,000          104,912
                                                                                   -----------      -----------

             Total current assets                                                       88,865          390,171

Fixed assets, net of accumulated depreciation
    of $28,436 at September 30, 1999 and
    $22,748 at June 30, 1999                                                           191,469          113,985

Other assets                                                                           144,885          144,385
                                                                                   -----------      -----------

             Total assets                                                          $   425,219      $   648,541
                                                                                   ===========      ===========


                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities
    Loan payable - bank                                                            $   500,000      $      --
    Accounts payable and accrued expenses                                              284,132          396,664
    Deferred income                                                                     39,780           42,325
    Notes payable - shareholder                                                          3,520            3,520
                                                                                   -----------      -----------

             Total current liabilities                                                 827,432          442,509
                                                                                   -----------      -----------

Shareholders' (deficit) equity

Common stock $.001 par value, 150,000,000 shares authorized; issued 50,293,570 shares at September 30, 1999 and 50,068,570 shares at
    June 30, 1999                                                                       50,294           50,069

Common stock to be issued; 575,000 shares at
    September 30, 1999 and 800,000 shares at
    June 30, 1999                                                                          575              800
Additional paid-in capital                                                           5,221,368        5,221,368
Deficit                                                                             (4,524,450)      (3,866,205)
Stock subscriptions receivable                                                      (1,150,000)      (1,200,000)
                                                                                   -----------      -----------

             Total shareholders' (deficit) equity                                     (402,213)         206,032
                                                                                   -----------      -----------

             Total liabilities and shareholders'
               (deficit) equity                                                    $   425,219      $   648,541
                                                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                               PRO NET LINK CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                      Three Months Ended
                                                         September 30,
                                                      1999           1998
                                                   ---------      ---------
Cash flows from operating activities
    Net loss                                       ($658,245)     ($325,614)
    Adjustments to reconcile net loss to
        net cash used in operating activities
      Depreciation and amortization                    5,688          3,271
      Amortization of deferred rental income          (2,545)          --

    Changes in assets and liabilities
      Decrease in prepaid expenses                    74,912          7,713
      Increase in other assets                          (500)          --
      (Decrease) increase in accounts payable
        and accrued expenses                        (112,532)        13,955
                                                   ---------      ---------

Net cash used in operating activities               (693,222)      (300,675)
                                                   ---------      ---------

Cash flows from investing activities
    Purchase of fixed assets                         (83,172)       (30,382)
                                                   ---------      ---------

Net cash used in investing activities                (83,172)       (30,382)
                                                   ---------      ---------

Cash flows from financing activities
    Proceeds from sale of common stock                50,000        200,000
    Proceeds from notes payable - bank               500,000        180,000
    Repayment of notes payable to shareholders          --          (60,300)
    Repayment of notes payable to others                --          (23,500)
                                                   ---------      ---------

Net cash provided by financing activities            550,000        296,200
                                                   ---------      ---------


Net decrease in cash and cash equivalents           (226,394)       (34,857)

Cash - beginning of period                           285,259        258,139
                                                   ---------      ---------

Cash - end of period                               $  58,865      $ 223,282
                                                   =========      =========

   The accompanying notes are an integral part of these financial statements.

                               PRO NET LINK CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS




                                                                            Three Months Ended
                                                                               September 30,
                                                                             1999         1998
                                                                          ---------     ------
Supplemental disclosure of cash flow information:

    Cash paid for interest                                                $   1,083     $ 1,250
                                                                          =========     =======


Supplemental schedule of non cash financing and investing activities:

    Barter sales in exchange for website and
        marketing expenses                                                $ 240,000     $  --
                                                                          =========     =======

    Security deposit of previous tenant credited
        on new lease                                                      $    --       $52,073
                                                                          =========     =======

   The accompanying notes are an integral part of these financial statements.

                               PRO NET LINK CORP.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note - 1 Interim Financial Statements.

         The Company is no longer in the development stage and the interim financial statements of Pro Net Link Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year.

Note - 2 Earnings (Loss) per Common Share:

         The reconciliation of basic and diluted (loss) earnings per common share computation is as follows:

                                                            Three Months Ended
                                                              September 30,

                                                          1999               1998
                                                       -----------      ------------
              Net (loss) available for common
                stock equivalent shares
                deemed to have a dilutive effect       ($  658,245)     ($   325,615)
                                                       ===========      ============
              (Loss) per common share
                  Basic                                ($      .01)     ($       .01)
                                                       ===========      ============
                  Diluted                              ($      .01)     ($       .01)
                                                       ===========      ============

              Shares used in computation:
                  Basic:
                    Weighted average common shares      50,224,820        38,099,500
                                                       ===========      ============
                  Diluted:
                    Weighted average common shares
                    Common stock equivalents                    (1)               (1)
                                                       -----------      ------------

                                                        50,224,820        38,099,500
                                                       ===========      ============

                  (1) For the three months ended September 30, 1999 and the three months ended September 30, 1998 the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

                               PRO NET LINK CORP.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)


Note - 3 Related Party Agreements.

     On February 19, 1999, the Company entered into a consulting agreement with Zagoren-Zozzora, Inc. ("ZZI"), under which ZZI provides on-going marketing and business functions to Pro Net Link, including the development of marketing plans, general business consultation, supervision of marketing tools and the investigation and recommendation of strategic alliances and other business opportunities. Glenn Zagoren, the President of ZZI, currently serves as Chairman of the Board of Directors of Pro Net Link, and spends substantially all of his time in such capacity. The current consulting agreement, which expires in February 2000, provides that ZZI be paid $10,000 per month by Pro Net Link for its services. For the quarter ended September 30,1999, Pro Net Link paid ZZI $30,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and September 30, 1998

Revenue

The Company's revenue increased from $11,759 for the three month period ended September 30, 1998 to $241,802 for the three month period ended September 30, 1999. The revenue increase occurred primarily because of the Company's bartering transactions with approximately ten companies in exchange for website development and marketing expenses.

For much of the period beginning from the Company's inception in July 1997 to the fiscal quarter ending June 30, 1999, the Company has been designing, developing and marketing its website. The Company believes that the increases in its revenue are generally the result of its transition to its revenue generation stage.

Expenses

Total expenses increased from $337,374 for the three month period ended September 30, 1998 to $900,047 for the three month period ended September 30, 1999.

The increase in website development expenses was principally due to bartering transactions of approximately $147,000 less a decrease in other website costs of approximately $20,000. The increase in general and administrative expenses is due to an increase in new employees (resulting in an increase of $120,000 in payroll expenses), an increase in insurance costs of approximately $22,000, an increase in professional fees of approximately $12,000, an increase in advertising and marketing expenses of approximately $110,000 (which includes barter transactions of $69,000) and increases in various office expenses.


YEAR 2000

Many current installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000 and to comply with the "Year 2000" requirements. Pro Net Link has reviewed its internal programs and has determined that all products and information/non-information technologies systems are Year 2000 compliant, due in large part to the limited operating history of Pro Net Link and the emphasis on compliance during the planning and development stages of Pro Net Link. To date, Pro Net Link has not incurred costs which can be attributed to Year 2000 compliance and believes that any future actions taken in connection with Year 2000 compliance will not have a material effect on its operating results or financial condition.

Pro Net Link works with third parties, including vendors and companies with which it enjoys cooperative service relationships, that use equipment and software that may not be Year 2000 compliant. We have sought and received written assurances of Year 2000 compliance from the suppliers of our access to the Internet. We believe that our website will not be adversely affected by other third parties that are not Year 2000 compliant because our site and its content is hosted entirely by our own servers.


LIQUIDITY AND CAPITAL RESOURCES

Pro Net Link has used cash in its operating and investing activities in varying amounts since the inception of its business in July 1997. For the quarter ended September 30, 1999, net cash used in operating activities was $693,222 and net cash used in investing activities was $83,172. Net cash provided by financing activities during this period was $550,000, which consisted of $500,000 of borrowings under a revolving line of credit ($200,000 of which was repaid in October of 1999), and of $50,000 from the proceeds of the issuance of equity of the Company. At September 30, 1999, the Company had $58,865 of cash.

Historically, most of the Company's liquidity has been provided by private placements of equity securities which reached approximately $ 3,224,000, cumulatively, from the date of the Company's inception through October 31, 1999.

The substantial capital investments required to initiate Pro Net Link's services and the funding of the Company's initial operations has resulted in negative cash flow in all periods since its inception. The Company expects that it will continue to have substantial capital requirements in connection with the continued development, implementation and marketing of its products and services. Based on our current estimates of cash requirements for the next 12 months, which includes cash to fund our expansion activities associated with the development of the Company's markets, Pro Net Link expects to continue to have negative cash flow throughout 1999 and in 2000. Although we plan to invest in expansion of certain of our business units, we have no material commitments for such items at this time. There can be no assurance that Pro Net Link will attain break-even cash flow in this fiscal year, or in future fiscal periods.

However, we believe the trend for cash flows for the Company is positive. Due to our transition from our development stage to the implementation of our selling phase with the launch of the current version of our website in April of 1999, we have begun to generate more significant revenues. The Company's recent activities have included the launch of its Internet trade news facility, known as PNL-TV, whose programming includes paid advertising, and the hiring of additional sales professionals. The Company believes that its revenues will increase as it continues to implement its business plan. The Company believes that these revenues will meet some of its capital requirements.

Until sufficient cash flow is generated, Pro Net Link will be required to utilize its revenues and current and future capital resources to meet its cash flow requirements. During October of 1999, the Company repaid $200,000 of the $500,000 of indebtedness it had incurred under its revolving credit facility. As a result, the Company currently has such amount available to it under such facility at terms which include an interest rate of 1% over the lender's base rate. In September and October 1999 the Company received $500,000 in partial payment of certain capital stock subscriptions (which were priced at $2.00 per share). Additionally, the Company expects the $700,000 balance of these capital stock subscriptions to be received in November and December of 1999. However, there can be no assurances that such amounts will be paid. Accordingly, the Company may be required to issue additional debt and/or equity securities or secure additional credit facilities to fund its long-term cash requirements.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

The information set forth above in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" includes forward-looking statements that involve numerous risks and uncertainties including, but not limited to, the demand for the Company's services and the ability of the Company to successfully implement its strategies, each of which may be impacted, among other things, by economic and competitive or technological conditions. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. The

Company's actual results could differ materially from those anticipated in such forward-looking statements and readers are cautioned not to place undue reliance on any forward-looking statements contained in this report. The Company undertakes no obligation to publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

                           PART II - OTHER INFORMATION


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                a.       Exhibit Index

Number          Exhibit

3.1 Amended and Restated Articles of Incorporation of Pro Net Link. Exhibit 3.1 to the Company's Registration Statement on Form 10, filed with the Commission on June 21, 1999 (No. 000-26451) is incorporated herein by reference.
3.2 By-laws of Pro Net Link. Exhibit 3.2 to the Company's Registration Statement on Form 10, filed with the Commission on June 21, 1999 (No. 000-26451) is incorporated herein by reference.
27.1            Financial Data Schedule (For SEC Use Only).

                b.       Reports on Form 8-K

                         No reports on Form 8-K were filed during the first quarter of the registrant's fiscal year ending June 30, 2000.

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 1999

                                                 PRO NET LINK CORP.
                                                 (Registrant)


                                                 By: /s/ Jean Pierre Collardeau
                                                     Jean Pierre Collardeau
                                                     Chief Executive Officer