Form 10-Q/A
period 1999-09-30
PRO NET LINK CORP
filed 1999-12-14
CIK 1048845

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                           Yes         No X

Registrant had 50,268,570 shares of common stock outstanding as of September 30, 1999.


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


                                 PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K.....................................13

SIGNATURES....................................................................14

ITEM 1.  FINANCIAL STATEMENTS

                               PRO NET LINK CORP.
                       CONDENSED STATEMENTS OF OPERATIONS



                                                      Three Months Ended
                                                        September 30,
                                                   1999               1998
                                               ------------      ------------
Revenue                                        $    241,802      $     11,759
                                               ------------      ------------

Expenses
    Website development                             286,308           159,701
    Commissions                                      90,500            12,375
    Selling, general and administrative             514,040           161,724
    Non-cash compensation expense                   340,000             --
    Depreciation                                      5,688             3,271
    Interest expense (net)                            3,511               303
                                               ------------      ------------

             Total expenses                       1,240,047           337,374
                                               ------------      ------------

             Net loss                          ($   998,245)     ($   325,615)
                                               ============      ============


Basic loss per share of common stock           ($       .02)     ($       .01)
                                               ============      ============

Weighted average common shares outstanding       50,224,820        38,099,500
                                               ============      ============

   The accompanying notes are an integral part of these financial statements.

                               PRO NET LINK CORP.
                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                                                                   September 30,      June 30,
                                                                                       1999             1999
Current assets
    Cash                                                                           $    58,865      $   285,259
    Prepaid expenses                                                                    30,000          104,912
                                                                                   -----------      -----------

             Total current assets                                                       88,865          390,171

Fixed assets, net of accumulated depreciation
    of $28,436 at September 30, 1999 and
    $22,748 at June 30, 1999                                                           191,469          113,985

Other assets                                                                           144,885          144,385
                                                                                   -----------      -----------

             Total assets                                                          $   425,219      $   648,541
                                                                                   ===========      ===========


                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities
    Loan payable - bank                                                            $   500,000      $      --
    Accounts payable and accrued expenses                                              284,132          396,664
    Deferred income                                                                     39,780           42,325
    Notes payable - shareholder                                                          3,520            3,520
                                                                                   -----------      -----------

             Total current liabilities                                                 827,432          442,509
                                                                                   -----------      -----------

Shareholders' (deficit) equity

Common stock $.001 par value, 150,000,000 shares authorized; issued 50,268,570 shares at September 30, 1999 and 50,068,570 shares at
    June 30, 1999                                                                       50,269           50,069

Common stock to be issued; 600,000 shares at
    September 30, 1999 and 800,000 shares at
    June 30, 1999                                                                          600              800
Additional paid-in capital                                                           5,561,368        5,221,368
Deficit                                                                             (4,864,450)      (3,866,205)
Stock subscriptions receivable                                                      (1,150,000)      (1,200,000)
                                                                                   -----------      -----------

             Total shareholders' (deficit) equity                                     (402,213)         206,032
                                                                                   -----------      -----------

             Total liabilities and shareholders'
               (deficit) equity                                                    $   425,219      $   648,541
                                                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                               PRO NET LINK CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                      Three Months Ended
                                                         September 30,
                                                      1999           1998
                                                   ---------      ---------
Cash flows from operating activities
    Net loss                                       ($998,245)     ($325,615)
    Adjustments to reconcile net loss to
        net cash used in operating activities
      Depreciation and amortization                    5,688          3,271
      Amortization of deferred rental income          (2,545)          --
      Non-cash compensation                          340,000           --

    Changes in assets and liabilities
      Decrease in prepaid expenses                    74,912          7,713
      Increase in other assets                          (500)          --
      (Decrease) increase in accounts payable
        and accrued expenses                        (112,532)        13,955
                                                   ---------      ---------

Net cash used in operating activities               (693,222)      (300,676)
                                                   ---------      ---------

Cash flows from investing activities
    Purchase of fixed assets                         (83,172)       (30,382)
                                                   ---------      ---------

Net cash used in investing activities                (83,172)       (30,382)
                                                   ---------      ---------

Cash flows from financing activities
    Proceeds from sale of common stock                50,000        200,000
    Proceeds from notes payable - bank               500,000        180,000
    Repayment of notes payable to shareholders          --          (60,300)
    Repayment of notes payable to others                --          (23,500)
                                                   ---------      ---------

Net cash provided by financing activities            550,000        296,200
                                                   ---------      ---------


Net decrease in cash and cash equivalents           (226,394)       (34,858)

Cash - beginning of period                           285,259        258,139
                                                   ---------      ---------

Cash - end of period                               $  58,865      $ 223,281
                                                   =========      =========

   The accompanying notes are an integral part of these financial statements.

                               PRO NET LINK CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS




                                                                            Three Months Ended
                                                                               September 30,
                                                                             1999         1998
                                                                          ---------     ------
Supplemental disclosure of cash flow information:

    Cash paid for interest                                                $   1,083     $ 1,250
                                                                          =========     =======


Supplemental schedule of non cash financing and investing activities:

    Barter sales in exchange for website and
        marketing expenses                                                $ 240,000     $  --
                                                                          =========     =======

    Security deposit of previous tenant credited
        on new lease                                                      $    --       $52,073
                                                                          =========     =======
    Stock options issued in conjunction with consulting agreement--
        non-cash compensation                                             $ 340,000
                                                                          =========

   The accompanying notes are an integral part of these financial statements.

                               PRO NET LINK CORP.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note - 1 Interim Financial Statements.

         The Company is no longer in the development stage and the interim financial statements of Pro Net Link Corp. (the "Company" or "Pro Net Link") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year.

Note - 2 Earnings (Loss) per Common Share:

         The reconciliation of basic and diluted (loss) earnings per common share computation is as follows:

                                                            Three Months Ended
                                                              September 30,

                                                          1999               1998
                                                       -----------      ------------
              Net (loss) available for common
                stock equivalent shares
                deemed to have a dilutive effect       ($  998,245)     ($   325,615)
                                                       ===========      ============
              (Loss) per common share
                  Basic                                ($      .02)     ($       .01)
                                                       ===========      ============
                  Diluted                              ($      .02)     ($       .01)
                                                       ===========      ============

              Shares used in computation:
                  Basic:
                    Weighted average common shares      50,224,820        38,099,500
                                                       ===========      ============
                  Diluted:
                    Weighted average common shares
                    Common stock equivalents                    (1)               (1)
                                                       -----------      ------------

                                                        50,224,820        38,099,500
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

                               PRO NET LINK CORP.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)


Note - 3 Related Party Agreements.

     On February 19, 1999, the Company entered into a consulting agreement with Zagoren-Zozzora, Inc. ("ZZI"), under which ZZI provides on-going marketing and business functions to Pro Net Link, including the development of marketing plans, general business consultation, supervision of marketing tools and the investigation and recommendation of strategic alliances and other business opportunities. Glenn Zagoren, the President of ZZI, currently serves as Chairman of the Board of Directors of Pro Net Link, and spends substantially all of his time in such capacity. The current consulting agreement, which expires in February 2000, provides that ZZI be paid $10,000 per month by Pro Net Link for its services. For the quarter ended September 30,1999, Pro Net Link paid ZZI $30,000. In addition, the Company recognized $340,000 of non cash compensation expense related to options granted to Mr. Zagoren during the year ended June 30, 1999. An additional $660,000 will be amortized through the remaining period of the consulting agreement.

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

Expenses

Total expenses, excluding non-cash compensation expense of $340,000, increased from $337,374 for the three month period ended September 30, 1998 to $900,047 for the three month period ended September 30, 1999. Additionally, the expenses during this period include a non-cash compensation expense of $340,000, which is the fair market value of options issued with respect to consulting services being provided by a company whose president is also the Chairman of the Company.


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

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10Q/A to be signed on its behalf by the undersigned thereunto duly authorized.








Dated: December 14, 1999

                                                 PRO NET LINK CORP.
                                                 (Registrant)


                                                 By: /s/ Jean Pierre Collardeau
                                                     Jean Pierre Collardeau
                                                     Chief Executive Officer