Form 10-Q/A
period 1999-09-30
PRO NET LINK CORP
filed 2000-01-27
CIK 1048845

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A2
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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


                                 PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K.....................................13

SIGNATURES....................................................................14

ITEM 1.  FINANCIAL STATEMENTS

                               PRO NET LINK CORP.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                        September 30,
                                                   1999               1998
                                               ------------      ------------
Revenue
    Membership                                  $     1,802       $   11,759
    Barter                                          240,000               --
                                               ------------      ------------
Total Revenue                                       241,802           11,759
                                               ------------      ------------

Expenses
    Barter expenses                                 240,000                --
    Website development                             277,308           159,701
    Commission                                       66,500            12,375
    Selling, general and administrative             307,040           161,724
    Non-cash compensation expense                   340,000             --
    Depreciation                                      5,688             3,271
    Interest expense (net)                            3,511               303
                                               ------------      ------------

             Total expenses                       1,240,047           337,374
                                               ------------      ------------

             Net loss                          ($   998,245)     ($   325,615)
                                               ============      ============


Basic loss per share of common stock           ($       .02)     ($       .01)
                                               ============      ============

Weighted average common shares outstanding       50,224,820        38,099,500
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and September 30, 1998

Revenue

The Company's revenue increased from $11,759 for the three month period ended September 30, 1998 to $241,802 for the three month period ended September 30, 1999. 99.3% of the revenue in 1999 occurred as a result of Pro Net Link's bartering transactions with approximately ten companies in exchange for website development and marketing expenses. Such revenue increase offsets a decrease in cash revenues from membership fees from $11,759 to $1,082 in such periods. This reduction was the result of the Company's gradual modification of its fee structure which currently emphasizes streams of income other than membership fees.

As of September 30, 1999, Pro Net Link had over 2,300 registered members from approximately 95 countries (of which 22 were subscription paying members and 40 were members who had previously paid subscription fees (and for whom the Company waived further payment)). As of September 30, 1998, Pro Net Link had approximately 450 members (of which 40 were subscription paying members).

For much of the period beginning from the Company's inception in July 1997 to the fiscal quarter ending June 30, 1999, the Company has been designing, developing and marketing its website. The Company believes that the increases in its revenue are generally the result of its transition to its revenue generation stage, which has provided the Company with opportunities to generate revenues in cash and in bartering transactions.

Expenses

Total expenses, excluding non-cash compensation expense of $340,000, increased from $337,374 for the three month period ended September 30, 1998 to $900,047 for the three month period ended September 30, 1999. Additionally, the expenses during this period include a non-cash compensation expense of $340,000, which is the fair market value of options issued with respect to consulting services being provided by a company whose president is also the Chairman of the Company. The Company also incurred $240,000 of marketing and website development expenses through barter transactions.

Bartering transactions resulted in $240,000 of expenses related to marketing and website development. Website development expenses increased by approximately $118,000. General and administrative expenses increased by approximately $145,000 due to an increase of $120,000 in payroll for new employees and an increase in insurance costs of $20,000.

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


LIQUIDITY AND CAPITAL RESOURCES

Pro Net Link has used cash in its operating and investing activities in varying amounts since the inception of its business in July 1997. For the quarter ended September 30, 1999, net cash used in operating activities was $693,222 and net cash used in investing activities was $83,172. Net cash provided by financing activities during this period was $550,000, which consisted of $500,000 of borrowings under a revolving credit facility ($200,000 of which was repaid in October of 1999), and of $50,000 from the proceeds of the issuance of equity of the Company. At September 30, 1999, the Company had $58,865 of cash.

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

The substantial capital investments required to initiate Pro Net Link's services and the funding of the Company's initial operations has resulted in negative cash flow in all periods since its inception. The Company expects that it will continue to have substantial capital requirements in connection with the continued development, implementation and marketing of its products and services. Based on our current estimates of cash requirements for the next 12 months and beyond, which includes cash to fund our expansion activities associated with the development of the Company's markets, Pro Net Link expects to continue to have negative cash flow throughout 1999 and in 2000. Although we plan to invest in expansion of certain of our business units, we have no material commitments for such items at this time. There can be no assurance that Pro Net Link will attain break-even cash flow in this fiscal year, or in future fiscal periods.

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

Until sufficient cash flow is generated, Pro Net Link will be required to utilize its revenues and current and future capital resources to meet all of its cash flow requirements in the next 12 months and beyond. Pro Net Link's most significant source of capital resources is currently its revolving credit facility, which is secured by a standby letter of credit, and which provides a $500,000 line of credit at terms which include an interest rate of 1% over the lender's base rate. To the extent the revolving credit facility is insufficient to meet its capital requirements at any time during the next twelve months and beyond, the Company will be required to issue additional debt and/or equity securities or secure additional credit facilities.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Since indebtedness under our revolving credit facility bears floating interest rates, we run the risk that our cost of capital under the facility will fluctuate based on changes in interest rates. Under our current risk management policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

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

27.1            Financial Data Schedule (For SEC Use Only). Filed previously.

                b.       Reports on Form 8-K

                         No reports on Form 8-K were filed during the first quarter of the registrant's fiscal year ending June 30, 2000.

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10Q/A2 to be signed on its behalf by the undersigned thereunto duly authorized.








Dated: January 27, 2000

                                                 PRO NET LINK CORP.
                                                 (Registrant)


                                                 By: /s/ Jean Pierre Collardeau
                                                     Jean Pierre Collardeau
                                                     Chief Executive Officer