Form 10-Q
period 1999-12-31
PRO NET LINK CORP
filed 2000-02-14
CIK 1048845

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
 [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1999

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


                                 Yes X      No


Registrant had 50,901,506 shares of common stock outstanding as of December 31, 1999.



                        This report consists of 17 pages

                               PRO NET LINK CORP.


                                      INDEX


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                               Page No.
                                                                        --------
         Condensed Statements of Operations - Six and
           Three Months ended December 31, 1999 and 1998                     3-4

         Condensed Balance Sheets - as of
           December 31, 1999 and June 30, 1999                                 5

         Condensed Statements of Cash Flows -
           Six Months Ended December 31, 1999
           and 1998                                                          6-7

         Notes to Condensed Financial Statements                             8-9

Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                   10-15


                           Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K                                      16

SIGNATURES                                                                    17

Item 1.  FINANCIAL STATEMENTS

                               PRO NET LINK CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       ==================================


                                                       Six Months Ended
                                                         December 31,
                                                    1999               1998
                                                ------------       ------------
Revenue
    Membership                                  $      4,136       $     13,199
    Barter                                           622,000                 --
    Advertising                                       23,000                 --
                                                ------------       ------------

             Total revenue                           649,136             13,199
                                                ------------       ------------

Expenses
    Barter expenses                                  622,000                 --
    Website development                              261,221            196,096
    Commission                                       108,875             31,815
    Selling, general and administrative            1,031,673            458,335
    Non-cash compensation expense                    680,142                 --
    Depreciation                                      24,495              9,687
    Interest expense (net)                            12,253             16,199
                                                ------------       ------------

             Total expenses                        2,740,659            712,132
                                                ------------       ------------

             Net loss                          ($  2,091,523)     ($    698,933)
                                                ============       ============


Basic loss per share of common stock           ($        .04)     ($        .02)
                                                ============       ============

Weighted average common shares outstanding        50,435,578         40,446,012
                                                ============       ============




The accompanying notes are an integral part of these financial statements.

                               PRO NET LINK CORP.
                  CONDENSED UNAUDITED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                  ============================================


                                                      Three Months Ended
                                                         December 31,
                                                    1999               1998
                                                ------------       ------------
Revenue
    Membership                                  $      2,334       $      1,440
    Barter                                           382,000                 --
    Advertising                                       23,000                 --
                                                ------------       ------------

             Total revenue                           407,334              1,440
                                                ------------       ------------

Expenses
    Barter expenses                                  382,000                 --
    Website development                              145,913             36,395
    Commission                                        42,375             19,440
    Selling, general and administrative              562,633            296,611
    Non-cash compensation expense                    340,142                 --
    Depreciation                                      18,807              6,416
    Interest expense (net)                             8,742             15,896
                                                ------------       ------------

             Total expenses                        1,500,612            374,758
                                                ------------       ------------

             Net loss                          ($  1,093,278)     ($    373,318)
                                                ============       ============


Basic loss per share of common stock           ($        .02)     ($        .01)
                                                ============       ============

Weighted average common shares outstanding        50,646,335         42,792,523
                                                ============       ============




The accompanying notes are an integral part of these financial statements

                               PRO NET LINK CORP.
                            CONDENSED BALANCE SHEETS
                            ========================


                                     ASSETS
                                     ------

                                                                                    December 31,         June 30,
                                                                                        1999               1999*
                                                                                    -----------        -----------
                                                                                    (unaudited)
Current assets
    Cash                                                                            $        --        $   285,259
    Accounts receivable                                                                  23,000                 --
    Prepaid expenses                                                                     20,000            104,912
                                                                                    -----------        -----------

             Total current assets                                                        43,000            390,171

Fixed assets, net of accumulated depreciation
    of $47,243 at December 31, 1999 and
    $22,748 at June 30, 1999                                                            324,160            113,985

Other assets                                                                             48,667            144,385
                                                                                    -----------        -----------

             Total assets                                                           $   415,827        $   648,541
                                                                                    ===========        ===========


                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------
Current liabilities
    Loan payable - bank                                                             $   100,000        $        --
    Cash overdraft                                                                       21,848                 --
    Accounts payable and accrued expenses                                               209,784            396,664
    Deferred income                                                                      36,025             42,325
    Notes payable - shareholder                                                           3,520              3,520
                                                                                    -----------        -----------

             Total current liabilities                                                  371,177            442,509
                                                                                    -----------        -----------

Shareholders' equity

Common stock $.001 par value, 150,000,000 shares authorized; issued 50,901,506 shares at December 31, 1999 and 50,068,570 shares at
    June 30, 1999                                                                        50,902             50,069

Common stock to be issued; 800,000 shares at
    June 30, 1999                                                                            --                800
Additional paid-in capital                                                            5,951,477          5,221,368
Deficit                                                                              (5,957,729)        (3,866,205)
Stock subscriptions receivable                                                               --         (1,200,000)
                                                                                    -----------        -----------

             Total shareholders' equity                                                  44,650            206,032
                                                                                    -----------        -----------

             Total liabilities and shareholders'
               equity                                                               $   415,827        $   648,541
                                                                                    ===========        ===========

* Derived from the audited financial statements as of June 30, 1999.

The accompanying notes are an integral part of these financial statements

                               PRO NET LINK CORP.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                      ==================================


                                                           Six Months Ended
                                                             December 31,
                                                        1999              1998
                                                    -----------       -----------
Cash flows from operating activities
    Net loss                                       ($ 2,091,523)     ($   698,933)
    Adjustments to reconcile net loss to
      net cash used in operating activities
      Depreciation and amortization                      24,495             9,688
      Amortization of deferred rental income             (6,300)           (2,693)
      Non-cash compensation                             680,142                --
  Changes in assets and liabilities
      Increase in accounts receivable                   (23,000)               --
      Decrease (increase) in prepaid expenses            84,911            (4,187)
      Decrease (increase) in other assets                95,718           (69,653)
        (Decrease) in accounts payable and
        accrued expenses                               (186,880)          (37,025)
      Increase in deferred income                            --            52,073
                                                    -----------       -----------


Net cash used in operating activities                (1,422,437)         (750,730)
                                                    -----------       -----------

Cash flows from investing activities
    Purchase of fixed assets                           (234,670)          (52,383)
                                                    -----------       -----------

Net cash used in investing activities                  (234,670)          (52,383)
                                                    -----------       -----------

Cash flows from financing activities
    Proceeds from sale of common stock                1,250,000           750,209
    Proceeds from notes payable - bank                  100,000                --
    Repayment of notes payable to others                     --           (23,500)
    Increase in cash overdraft                           21,848                --
                                                    -----------       -----------

Net cash provided by financing activities             1,371,848           726,709
                                                    -----------       -----------

Net decrease in cash and cash equivalents              (285,259)          (76,404)

Cash - beginning of period                              285,259           258,139
                                                    -----------       -----------

Cash - end of period                                $        --       $   181,735
                                                    ===========       ===========

The accompanying notes are an integral part of these financial statements

                               PRO NET LINK CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                      ===================================

                                                                              Six Months Ended
                                                                                December 31,
                                                                              1999         1998
                                                                           ---------      -------
Supplemental disclosure of cash flow information:

    Cash paid for interest                                                 $ 11,228       $19,753
                                                                           ========       =======


Supplemental schedule of non cash financing and investing activities:

    Barter sales in exchange for website and
        marketing expenses                                                 $622,000       $    --
                                                                           ========       =======

    Security deposit of previous tenant credited
        on new lease                                                       $     --       $52,073
                                                                           ========       =======

    Stock options issued in conjunction with
        consulting agreement - non-cash compensation                       $680,142       $    --
                                                                           ========       =======

The accompanying notes are an integral part of these financial statements

                               PRO NET LINK CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================



Note - 1      Interim Financial Statements.

              The Company is no longer in the development stage and the interim financial statements of Pro Net Link Corp. (the "Company" or "Pro Net Link") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for any interim periods are not necessarily indicative of the results for the full year.

Note - 2      (Loss) per Common Share:

              The reconciliation of basic and diluted (loss) per common share computation is as follows:

                                                               Six Months Ended
                                                                 December 31,
                                                            1999               1998
                                                        -----------       ------------
              Net (loss) available for common
                stock equivalent shares
                deemed to have a dilutive effect       ($ 2,091,523)     ($    698,933)
                                                        ===========       ============

              (Loss) per common share
                Basic                                  ($       .04)     ($        .02)
                                                        ===========       ============
                Diluted                                ($       .04)     ($        .02)
                                                        ===========       ============

              Shares used in computation:
                Basic:
                  Weighted average common shares         50,435,578         40,446,012
                                                        ===========       ============

                Diluted:
                  Weighted average common shares
                  Common stock equivalents                       (1)                (1)
                                                        -----------       ------------

                                                         50,435,578         40,446,012
                                                        ===========       ============

                               PRO NET LINK CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================


                                                              Three Months Ended
                                                                 December 31,

                                                            1999               1998
                                                        -----------       ------------
              Net (loss) available for common
                stock equivalent shares
                deemed to have a dilutive effect       ($ 1,093,278)     ($    373,318)
                                                        ===========       ============


              (Loss) per common share
                Basic                                  ($       .02)     ($        .01)
                                                        ===========       ============
                Diluted                                ($       .02)     ($        .01)
                                                        ===========       ============

              Shares used in computation:
                Basic:
                  Weighted average common shares         50,646,335         42,792,523
                                                        ===========       ============

                Diluted:
                  Weighted average common shares
                  Common stock equivalents                       (1)                (1)
                                                        -----------       ------------

                                                         50,646,335         42,792,523
                                                        ===========       ============

              (1) For the six and three months ended December 31, 1999 and the six and three months ended December 31, 1998 the effect of exercising the outstanding stock options would have been anti-dilutive and, therefore, the use of common stock equivalent shares was not considered.


Note - 3      Related Party Agreements.

              On February 19, 1999, the Company entered into a consulting agreement with Zagoren-Zozzora, Inc. ("ZZI"), under which ZZI provides on-going marketing and business functions to Pro Net Link, including the development of marketing plans, general business consultation, supervision of marketing tools and the investigation and recommendation of strategic alliances and other business opportunities. Glenn Zagoren, the President of ZZI, currently serves as Chairman of the Board of Directors of Pro Net Link, and spends substantially all of his time in such capacity. The current consulting agreement which expires in February 2000 provides that ZZI be paid $10,000 per month by Pro Net Link for its services. For the six months ended December 31, 1999 Pro Net Link paid ZZI $60,000. In addition, the Company recognized $680,142 of non-cash compensation expense related to options granted to Mr. Zagoren during the prior fiscal year. An additional $320,000 will be amortized through the remaining period of the consulting agreement. Mr. Zagoren and the Company are in the process of negotiating a new agreement whereby Mr. Zagoren would become an employee of the Company.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================




Results of Operations
---------------------


Overview
--------
Pro Net Link is a startup corporation with a limited operating history, formed in July 1997. Pro Net Link has recently completed its development and testing stages of operations, having launched the current and most advanced operational version of its website, the Global Trade Internetwork. Operating expenses have increased significantly since inception, reflecting the costs associated with the formation of Pro Net Link, the building of operating infrastructure, product development, solicitation of new members and the promotion of product awareness.

Pro Net Link has a limited operating history on which to base an evaluation of its business and prospects. Pro Net Link's prospects must be considered in light of the risks frequently encountered by companies in their early stages of development, particularly for companies in the rapidly evolving technology industry. Certain risks for Pro Net Link include, but are not limited to, having an unproven business model, capital requirements and growth management. To address these risks, Pro Net Link must, among other things, successfully continue to develop and execute its business and marketing plan, continue to expand and otherwise improve its website and increase the operating infrastructure. There can be no assurances that Pro Net Link will be successful in addressing its risks, and the failure to do so could prevent us from ever generating a profit. Since inception, Pro Net Link has incurred significant losses, and as of December 31, 1999, had an accumulated deficit of approximately $5,960,000.

Pro Net Link believes that its success depends, in large part, on its ability to create market awareness and acceptance for its products, raise additional operating capital to grow operations, build technology and non technology infrastructures and continue product research and development.

                               PRO NET LINK CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================



Six Months Ended December 31, 1999 and December 31, 1998
--------------------------------------------------------


Revenue
-------

The Company's revenue increased from $13,199 for the six month period ended December 31, 1998 to $649,136 for the six month period ended December 31, 1999. 95.8% of the revenue in 1999 occurred as a result of Pro Net Link's bartering transactions with approximately ten companies in exchange for website development and marketing expenses. Such revenue increase also resulted from increases in advertising revenues from $-0- in 1998 to $23,000 in 1999. Such revenue increase offsets a decrease in cash revenues from membership fees from $13,199 to $4,136 in such periods. This reduction was the result of the Company's gradual modification of its fee structure which currently emphasizes streams of income other than membership fees.

As of December 31, 1999, Pro Net Link had over 3,800 registered members from approximately 102 countries (of which 21 were subscription paying members and 42 were members who had previously paid subscriptions fees (and for whom the Company waived further payment)). As of December 31, 1998, Pro Net Link had approximately 750 registered members (of which 42 were subscription paying members).

For much of the period beginning from the Company's inception in July 1997 to the fiscal quarter ended June 30, 1999, the Company has been designing, developing and marketing its website. The Company believes that the increases in its revenue are generally the result of its transition to its revenue generation stage, which has provided the Company with opportunities to generate revenues in cash and in bartering transactions.

Expenses
--------

Total expenses, excluding non-cash compensation expense of $680,142, increased from $712,132 for the six month period ended December 31, 1998 to $2,060,517 for the six month period ended December 31, 1999. Additionally, the expenses during this period include a non-cash compensation expense of $680,142 which is the fair market value of options issued with respect to consulting services being provided by a company whose president is also the Chairman of the Company.

Bartering transactions resulted in $622,000 of expenses related to marketing and website development. General and administrative expenses increased by approximately $573,000 due to an increase of $316,000 in payroll for new employees, an increase in insurance costs of $47,000 and an increase in marketing expenses of $116,000, with smaller increases in other expenses. Website development expense increased by approximately $65,000.

                               PRO NET LINK CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================



Three Months Ended December 31, 1999 and December 31, 1998
----------------------------------------------------------


Revenue
-------

The Company's revenue increased from $1,440 for the three month period ended December 31, 1998 to $407,334 for the three month period ended December 31, 1999. 93.8% of the revenue in 1999 occurred as a result of Pro Net Link's bartering transactions with approximately ten companies in exchange for website development and marketing expenses. Such revenue increases also resulted from increases in advertising revenues from $-0- in 1998 to $23,000 in 1999.

As noted above, the Company believes that the increases in its revenue are generally the result of its transition to its revenue generation stage, which has provided the Company with opportunities to generate revenues in cash and in bartering transactions.

Expenses
--------

Total expenses, excluding non-cash compensation expense of $340,142, increased from $374,758 for the three month period ended December 31, 1998 to $1,160,470 for the three month period ended December 31, 1999. Additionally, the expenses during this period include a non-cash compensation expense of $340,142 which is the fair market value of options issued with respect to consulting services being provided by a company whose president is also the Chairman of the Company.

Bartering transactions resulted in $382,000 of expenses related to marketing and website development. Website development expenses increased by approximately $109,000. General and administrative expenses increased by approximately $266,000 principally due to an increase of $227,000 in payroll for new employees.

                               PRO NET LINK CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================



Liquidity and Capital Resources
-------------------------------

Pro Net Link has used cash in its operating and investing activities in varying amounts since the inception of its business in July 1997. For the six months ended December 31, 1999, net cash used in operating activities was $1,422,437 and net cash used in investing activities was $234,670. Net cash provided by financing activities was $1,371,848 which was principally from the proceeds of the issuance of equity of the Company. At December 31, 1999, the Company had a cash overdraft of $21,848.

At December 31, 1999 there was $400,000 available to the Company under its revolving credit facility. From January 1, 2000 through February 8, 2000 the Company drew down $300,000 leaving approximately $100,000 available to it under its revolving credit facility.

Historically, most of the Company's liquidity has been provided by private placement of equity securities which reached approximately $3.9 million, cumulatively, from the date of Pro Net Link's inception through December 31, 1999.

The substantial capital investments required to initiate Pro Net Link's services and the funding of its initial operations has resulted in negative operating cash flow in all periods since its inception. We currently estimate our cash requirements for the next 12 months, which includes cash to fund our expansion activities associated with the development of our markets, to equal approximately $100,000 per month. As a result, Pro Net Link expects to continue to have negative operating cash flow throughout 2000. Although we have no material commitments during the next 12 months or beyond, Pro Net Link expects that it will continue to have substantial capital requirements in connection with the continued development, implementation and marketing of its products and services. There can be no assurances that Pro Net Link will attain break-even cash flow in any future fiscal periods.

However, we believe the trend for cash flows for Pro Net Link is positive. Due to our transition from our development stage to the implementation of our selling phase with the launch of the current version of our website in April of 1999, we have begun to generate more significant revenues. Pro Net Link's recent activities have included the launch of its Internet trade news facility known as PNL-TV, whose programming includes paid advertising, and the hiring of additional sales professionals. Pro Net Link believes that its revenues will increase as it continues to implement its business plan. Pro Net Link believes that these revenues will meet some of its capital requirements.

                               PRO NET LINK CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================


Until sufficient operating cash flows are generated, Pro Net Link will be required to utilize other current and future capital resources to meet all of its cash flow requirements in the next 12 months and beyond. Pro Net Link's most significant source of capital resources is currently its revolving credit facility, which is secured by a standby letter of credit, and which provides a $500,000 line of credit at terms which include an interest rate of 1% over the lender's base rate. To the extent the revolving credit facility is insufficient to meet its capital requirements at any time during the next twelve months and beyond, the Company will be required to issue additional debt and/or equity securities or secure additional credit facilities.

Quantitative and Qualitative Disclosure About Market Risk
---------------------------------------------------------

Since indebtedness under our revolving credit facility bears floating interest rates, we run the risk that our cost of capital under the facility will fluctuate based on changes in interest rates. Under our current risk management policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

Year 2000
---------

Many current installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000 and to comply with the "Year 2000" requirements. As of January 2000, Pro Net Link has reviewed its internal programs and has determined that all products and information/non-information technologies systems are Year 2000 compliant, and it has not incurred costs which can be attributed to Year 2000 compliance. The Company believes that any future actions taken in connection with Year 2000 compliance will not have a material effect on its operating results or financial condition. The Company believes that this is due in large part to the limited operating history of Pro Net Link and the emphasis on compliance during the planning and development stages of Pro Net Link.

To date, Pro Net Link has not experienced Year 2000 technical difficulties with any third parties, including vendors and companies with which it enjoys cooperative business relationships. The Company does not believe that its website will be affected by third parties that are not 2000 compliant because the website and its content is hosted entirely on the Company's own servers.

                               PRO NET LINK CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================



Information Regarding Forward-Looking Statements
================================================

The information set forth above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve numerous risks and uncertainties including, but not limited to, the demand for the Company's services and the ability of the Company to successfully implement its strategies, each of which may be impacted, among other things, by economic and competitive or technological conditions. Forward-looking statements can be identified by use of forward-looking terminology such as "estimates", "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements contained in this report. The Company undertakes no obligation to publish the results of any adjustments to these forward-looking statements that my be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

                           PART II - OTHER INFORMATION
                           ===========================


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

27.1     Financial Data Schedule (For SEC Use Only).

         b.       Reports on Form 8-K
                  -------------------
                  No reports on Form 8-K were filed during the second quarter of the registrant's fiscal year ending June 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report 10Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PRO NET LINK CORP.
                                        (Registrant)





                                        By:/s/ Jean Pierre Collardeau
                                           --------------------------
                                           Jean Pierre Collardeau
                                           Chief Executive Officer




Dated: February 14, 2000