Form 10-Q
period 2000-03-31
PRO NET LINK CORP
filed 2000-05-15
CIK 1048845

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000
                                --------------
                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                --------------          --------------

Commission File Number 000-26451

                               PRO NET LINK CORP.

Incorporated in the                                 IRS Employer Identification
State of Nevada                                         Number   88-0333454
                                                                 ----------

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

                                    Yes X       No
                                       ---         ---

Registrant had 51,378,070 shares of common stock outstanding as of March 31, 2000.

--------------------------------------------------------------------------------

                        This report consists of 17 pages

                               PRO NET LINK CORP.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                                                Page No.
                                                                                                       --------
         Condensed Statements of Operations - Nine and
           Three Months ended March 31, 2000 and 1999                                                     3-4

         Condensed Balance Sheets - as of
           March 31, 2000 and June 30, 1999                                                                5

         Condensed Statements of Cash Flows -
           Nine Months Ended March 31, 2000
           and 1999                                                                                       6-7

         Notes to Condensed Financial Statements                                                          8-9

Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                                         10-15

                           Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds                                                         16

Item 6.  Exhibits and Reports on Form 8K                                                                  16

SIGNATURES                                                                                                17

Item 1.  FINANCIAL STATEMENTS

                               PRO NET LINK CORP.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ==============================================

                                                                                                      Nine Months Ended
                                                                                                          March 31,
                                                                                                  2000                 1999
                                                                                              ----------             ----------
Revenue
    Membership                                                                                $    7,071             $   13,199
    Barter                                                                                     1,040,000                   -
    Advertising                                                                                   44,745                   -
                                                                                              ----------             ----------
                       Total revenue                                                           1,091,816                 13,199
                                                                                              ----------             ----------
Expenses
    Barter expenses                                                                            1,040,000                   -
    Website development                                                                          312,569                244,582
    Commission                                                                                   136,250                 37,125
    Selling, general and administrative                                                        1,699,765                741,571
    Non-cash compensation expense                                                              1,020,213                   -
    Depreciation                                                                                  37,428                 11,972
    Interest expense (net)                                                                        15,220                 16,727
                                                                                              ----------             ----------
             Total expenses                                                                    4,261,445              1,051,977
                                                                                              ----------             ----------
             Net loss                                                                        ($3,169,629)           ($1,038,778)
                                                                                              ==========             ==========

Basic loss per share of common stock                                                         ($      .06)           ($      .02)
                                                                                              ==========             ==========
Weighted average common shares outstanding                                                    50,663,100             42,151,309
                                                                                              ==========             ==========

The accompanying notes are an integral part of these financial statements

                               PRO NET LINK CORP.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ==============================================

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                                  2000                   1999
                                                                                              ----------             ----------
Revenue
    Membership                                                                                $    2,935             $     -
    Barter                                                                                       418,000                   -
    Advertising                                                                                   21,745                   -
                                                                                              ----------             ----------
                       Total revenues                                                            442,680                   -
                                                                                              ----------             ----------
Expenses
    Barter expenses                                                                              418,000                   -
    Website development                                                                           51,348                 48,486
    Commission                                                                                    27,375                  5,310
    Selling, general and administrative                                                          668,092                283,236
    Non-cash compensation expense                                                                340,071                   -
    Depreciation                                                                                  12,933                  2,285
    Interest expense (net)                                                                         2,967                    528
                                                                                              ----------             ----------
             Total expenses                                                                    1,520,786                339,845
                                                                                              ----------             ----------
             Net loss                                                                        ($1,078,106)           ($  339,845)
                                                                                              ==========             ==========

Basic loss per share of common stock                                                         ($      .02)           ($      .01)
                                                                                              ==========             ==========
Weighted average common shares outstanding                                                    51,065,882             45,478,904
                                                                                              ==========             ==========

The accompanying notes are an integral part of these financial statements

                               PRO NET LINK CORP.
                            CONDENSED BALANCE SHEETS
                            ========================

                                  ASSETS
                                  ------
                                                                                                  March 31,             June 30,
                                                                                                     2000                 1999  *
                                                                                              -------------            -----------
                                                                                                Unaudited
Current assets
    Cash                                                                                        $  385,786              $  285,259
    Accounts receivable                                                                             24,450                    -
    Prepaid expenses                                                                                18,829                 104,912
                                                                                               ------------            -----------
             Total current assets                                                                  429,065                 390,171

Fixed assets, net of accumulated depreciation
    of $60,176 at March 31, 2000 and
    $22,748 at June 30, 1999                                                                       320,912                 113,985
Other assets                                                                                        48,667                 144,385
                                                                                               ------------            -----------
             Total assets                                                                       $  798,644              $  648,541
                                                                                               ============            ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
    Accounts payable and accrued expenses                                                       $  125,472              $  396,664
    Deferred income                                                                                 33,480                  42,325
    Notes payable - shareholder                                                                      3,520                   3,520
                                                                                               ------------            -----------
             Total current liabilities                                                             162,472                 442,509
                                                                                               ------------            -----------
Shareholders' equity

Common stock $.001 par value, 150,000,000 shares authorized; issued 51,378,070 shares at March 31, 2000 and 50,068,570 shares at
    June 30, 1999                                                                                   51,379                  50,069

Common stock to be issued; 800,000 shares at
    June 30, 1999                                                                                      -                       800
Additional paid-in capital                                                                       7,620,627               5,221,368
Deficit                                                                                        ( 7,035,834)            ( 3,866,205)
Stock subscriptions receivable                                                                        -                ( 1,200,000)
                                                                                               ------------            -----------
             Total shareholders' equity                                                            636,172                 206,032
                                                                                               ------------            -----------
             Total liabilities and shareholders'
               equity                                                                           $  798,644              $  648,541
                                                                                               ============            ===========

* Derived from the audited financial statements as of June 30, 1999

The accompanying notes are an integral part of these financial statements

                                     PRO NET LINK CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       ==============================================

                                                                                                    Nine Months Ended
                                                                                                       March 31,
                                                                                               2000                   1999
                                                                                           -----------             ----------
Cash flows from operating activities
    Net loss                                                                               ($3,169,629)           ($1,038,778)
    Adjustments to reconcile net loss to
        net cash used in operating activities
        Depreciation and amortization                                                           37,428                 11,972
        Amortization of deferred rental income                                             (     8,845)           (     5,388)
        Stock issued for services                                                               79,558
        Non-cash compensation                                                                1,020,213                   -
    Changes in assets and liabilities
        Increase in accounts receivable                                                    (    24,450)                  -
        Decrease in prepaid expenses                                                            86,083                  9,839
        Decrease in other assets                                                                95,718                   -
        (Decrease) in accounts payable and
           accrued expenses                                                                (   271,194)           (    13,695)
                                                                                            ----------             ----------

        Net cash used in operating activities                                              ( 2,155,118)           ( 1,036,050)
                                                                                            ----------             ----------

Cash flows from investing activities
    Purchase of fixed assets                                                               (   244,355)           (    66,906)
                                                                                            ----------             ----------

Net cash used in investing activities                                                      (   244,355)           (    66,906)
                                                                                            ----------             ----------
Cash flows from financing activities
    Proceeds from sale of common stock                                                       2,500,000              1,680,000
    Repayment of notes payable to others                                                          -               (   126,956)
                                                                                            ----------             ----------

Net cash provided by financing activities                                                    2,500,000              1,553,044
                                                                                            ----------             ----------

Net increase in cash and cash equivalents                                                      100,527                450,088

Cash - beginning of period                                                                     285,259                258,139
                                                                                            ----------             ----------

Cash - end of period                                                                        $  385,786             $  708,227
                                                                                            ==========             ==========

The accompanying notes are an integral part of these financial statements

                                     PRO NET LINK CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       ==============================================

                                                                                                   Nine Months Ended
                                                                                                         March 31,
                                                                                               2000                    1999
                                                                                             --------                --------
Supplemental disclosure of cash flow information:

    Cash paid for interest                                                                   $ 15,220                $ 20,281
                                                                                             ========                ========

Supplemental schedule of non cash financing and investing activities:

    Barter sales in exchange for website and
        marketing expenses                                                                 $1,040,000                $   -
                                                                                           ==========                ========

    Stock options issued in conjunction with
        consulting agreement - non-cash
        compensation                                                                       $1,020,213                $   -
                                                                                           ==========                ========

Issuance of stock for services                                                             $   79,558                $

Debt converted to common stock                                                             $    -                    $443,814
                                                                                           ==========                ========

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

Note - 2           (Loss) per Common Share:

                   The reconciliation of basic and diluted (loss) per common share computation is as follows:

                                                                                                 Nine Months Ended
                                                                                                      March 31,
                                                                                               2000                 1999
                                                                                           -----------           ----------
              Net (loss) available for common
                stock equivalent shares
                deemed to have a dilutive effect                                           ($3,169,629)         ($1,038,778)
                                                                                            ==========           ==========

              (Loss) per common share

                  Basic                                                                    ($      .06)         ($      .02)
                                                                                            ==========           ==========
                  Diluted                                                                  ($      .06)         ($      .02)
                                                                                            ==========           ==========

              Shares used in computation:

                  Basic:
                    Weighted average common shares                                         50,663,100            42,151,309
                                                                                           ==========            ==========

                  Diluted:
                    Weighted average common shares
                    Common stock equivalents                                                  (1)                    (1)
                                                                                           ----------            ----------
                                                                                           50,663,100            42,151,309
                                                                                           ==========            ==========

                               PRO NET LINK CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                            2000                   1999
                                                                                         ----------             ----------
              Net (loss) available for common
                stock equivalent shares
                deemed to have a dilutive effect                                        ($1,078,106)           ($  339,845)
                                                                                         ==========             ==========
              (Loss) per common share

                  Basic                                                                 ($      .02)           ($      .01)
                                                                                         ==========             ==========
                  Diluted                                                               ($      .02)           ($      .01)
                                                                                         ==========             ==========
              Shares used in computation:

                  Basic:
                    Weighted average common shares                                       51,065,882             45,478,904
                                                                                         ==========             ==========

                  Diluted:
                    Weighted average common shares
                    Common stock equivalents                                                 (1)                    (1)
                                                                                         ----------             ----------

                                                                                         51,065,882             45,478,904
                                                                                         ==========             ==========

                   (1) For the nine and three months ended March 31, 2000 and the nine and three months ended March 31, 1999 the effect of exercising the outstanding stock options would have been anti-dilutive and, therefore, the use of common stock equivalent shares was not considered.

Note - 3           Related Party Agreements.

                   On February 19, 2000, the Company renewed the consulting agreement with Zagoren-Zozzora, Inc. ("ZZI"), under which ZZI provides on-going marketing and business functions to Pro Net Link, including the development of marketing plans, general business consultation, supervision of marketing tools and the investigation and recommendation of strategic alliances and other business opportunities. Glenn Zagoren, the President of ZZI, currently serves as Chairman of the Board of Directors of Pro Net Link, and spends substantially all of his time in such capacity. The renewed consulting agreement which expires in February 2001 provides that ZZI be paid $14,000 per month by Pro Net Link for its services. For the nine months ended March 31, 2000 Pro Net Link paid ZZI $94,000. In addition, the Company recognized $1,020,213 of non-cash compensation expense related to options granted to Mr. Zagoren during the prior fiscal year.

Note - 4           Sales and Issuance of Securities.

                   During the nine months ended March 31, 2000, the Company sold 360,000 shares of Common Stock at $2.50 per share and 100,000 shares of Common Stock at $4.00 per share for an aggregate of $1,300,000. In addition, the Company issued 49,501 shares of Common Stock for the payment of $79,558 in services.

Note - 5           Stock Option Plan.

                   In February 2000, the Board of Directors of the Company approved the Company's 2000 Stock Option Plan, which provides for grants of incentive and non-statutory stock options and grants of stock for up to 3,000,000 shares of Common Stock, to key employees of the Company and to directors, consultants, and other individuals and entities providing services to the Company.

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

Pro Net Link has a limited operating history on which to base an evaluation of its business and prospects. Pro Net Link's prospects must be considered in light of the risks frequently encountered by companies in their early stages of development, particularly for companies in the rapidly evolving technology industry. Certain risks for Pro Net Link include, but are not limited to, having an unproven business model, capital requirements and growth management. To address these risks, Pro Net Link must, among other things, successfully continue to develop and execute its business and marketing plan, continue to expand and otherwise improve its website and increase the operating infrastructure. There can be no assurances that Pro Net Link will be successful in addressing its risks, and the failure to do so could prevent us from ever generating a profit. Since inception, Pro Net Link has incurred significant losses, and as of March 31, 2000, had an accumulated deficit of approximately $7,036,000.

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

Nine Months Ended March 31, 2000 and March 31, 1999
---------------------------------------------------

Revenue
-------

The Company's revenue increased from $13,199 for the nine month period ended March 31, 1999 to $1,091,816 for the six month period ended March 31, 2000. 95.3% of the revenue in the latter period occurred as a result of Pro Net Link's bartering transactions with approximately thirteen companies in exchange for website development and marketing expenses. Such revenue increase also resulted from increases in advertising revenues from $-0- in 1999 to $44,745 in the latter period. Such revenue increase offsets a decrease in cash revenues from membership fees from $13,199 to $7,071 in such periods. This reduction was the result of the Company's gradual modification of its fee structure which currently emphasizes streams of income other than membership fees.

As of March 31, 2000, Pro Net Link had over 6,700 registered members from approximately 116 countries (of which 27 were subscription paying members and 42 were members who had previously paid subscriptions fees (and for whom the Company waived further payment)). As of March 31, 1999, Pro Net Link had approximately 830 registered members (of which 42 were subscription paying members).

For much of the period beginning from the Company's inception in July 1997 to the fiscal year ending June 30, 1999, the Company had been designing, developing and marketing its Web site. The Company believes that the increases in its revenue are generally the result of its transition to its revenue generation stage, which has provided the Company with opportunities to generate revenues in cash and in bartering transactions.

Expenses
--------

Total expenses, excluding non-cash compensation expense of $1,020,213, increased from $1,051,977 for the nine month period ended March 31, 1999 to $3,241,232 for the nine month period ended March 31, 2000. Additionally, the expenses during this period include a non-cash compensation expense of $1,020,213 which is the fair market value of options issued with respect to consulting services being provided by a company whose president is also the Chairman of the Company.

Bartering transactions resulted in $1,040,00 of expenses related to marketing and website development. General and administrative expenses increased by approximately $958,000 due to an increase of $638,000 in payroll and payroll taxes for new employees, an increase in insurance costs of $53,000, an increase in marketing expenses of $132,000, and an increase in shareholder expenses of $56,000, with smaller increases in other expenses. Website development expense increased by approximately $68,000 and commissions increased by approximately $99,000.

                               PRO NET LINK CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================

Three Months Ended March 31, 2000 and March 31, 1999
----------------------------------------------------

Revenue
-------

The Company's revenue increased from $-0- for the three month period ended March 31, 1999 to $442,680 for the three month period ended March 31, 2000. 94.4% of the revenue in 2000 occurred as a result of Pro Net Link's bartering transactions with approximately thirteen companies in exchange for website development and marketing expenses. Such revenue increases also resulted from increases in advertising revenues from $- 0- in 1999 to $21,745 in 2000.

As noted above, the Company believes that the increases in its revenue are generally the result of its transition to its revenue generation stage, which has provided the Company with opportunities to generate revenues in cash and in bartering transactions.

Expenses
--------

Total expenses, excluding non-cash compensation expense of $340,071, increased from $339,845 for the three month period ended March 31, 1999 to $1,180,715 for the three month period ended March 31, 2000. Additionally, the expenses during this period include a non-cash compensation expense of $340,071 which is the fair market value of options issued with respect to consulting services being provided by a company whose president is also the Chairman of the Company.

Bartering transactions resulted in $418,000 of expenses related to marketing and Web site development. Commissions increased by approximately $22,065, and Web site development expenses increased by approximately $3,000. General and administrative expenses increased by approximately $385,000 principally due to an increase of $302,000 in payroll and payroll taxes for new employees and increases in professional fees of approximately $93,000, which offset a net decrease in other expenses of $11,000.

                               PRO NET LINK CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================

Liquidity and Capital Resources
-------------------------------

Pro Net Link has used cash in its operating and investing activities in varying amounts since the inception of its business in July 1997. For the nine months ended March 31, 2000, net cash used in operating activities was $2,155,118 and net cash used in investing activities was $244,355. Net cash provided by financing activities was $2,500,000 which was principally from the proceeds of the issuance of equity of the Company. At March 31, 2000, the Company had a cash balance of $385,786.

At March 31, 2000 there was $500,000 available to the Company under its revolving credit facility.

Historically, most of the Company's liquidity has been provided by private placement of equity securities which reached approximately $5.2 million, cumulatively, from the date of Pro Net Link's inception through March 31, 2000.

The substantial capital investments required to initiate Pro Net Link's services and the funding of its initial operations has resulted in negative operating cash flow in all periods since its inception. We currently estimate our cash requirements for the next 12 months, which includes cash to fund our expansion activities associated with the development of our markets, to equal approximately $250,000 per month. As a result, Pro Net Link expects to continue to have negative operating cash flow throughout 2000. Although we have no material commitments during the next 12 months or beyond, Pro Net Link expects that it will continue to have substantial capital requirements in connection with the continued development, implementation and marketing of its products and services. There can be no assurances that Pro Net Link will attain break-even cash flow in any future fiscal periods.

However, we believe the trend for cash flows for Pro Net Link is positive. Due to our transition from our development stage to the implementation of our selling phase with the launch of the current version of our website in April of 1999, we have begun to generate more significant revenues. Since that time, Pro Net Link's activities have included the launch of its Internet trade news facility known as PNL-TV, whose programming includes paid advertising, and the hiring of additional sales professionals. Pro Net Link believes that its revenues will increase as it continues to implement its business plan. Pro Net Link believes that these revenues will meet some of its capital requirements.

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

Information Regarding Forward-Looking Statements
------------------------------------------------

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

                           PART II - OTHER INFORMATION
                           ===========================
Item 2. Changes in Securities and Use of Proceeds

     SALES OF UNREGISTERED SECURITIES. On February 2, 2000, the Company sold 150,000 shares of Common Stock at a purchase price of $2.50 per share. On February 17, 2000, the Company sold an aggregate of 210,000 shares of Common Stock at a purchase price of $2.50 per share. On March 4, 2000, the Company sold 100,000 shares of Common Stock at a purchase price of $4.00 per share. The proceeds of the sales of these securities was used for working capital. The securities sold were issued only to accredited investors in reliance on an exemption from registration contained in Section 4(2) of the Securities Act, as amended (the "Securities Act") and were transactions not involving a public offering within the meaning of the Securities Act.

     In addition, in February 2000, the Company issued 49,501 shares of Common Stock for the payment of $79,558 in services.

     ADOPTION OF STOCK OPTION PLAN. In February 2000, the Board of Directors of the Company approved the Company's 2000 Stock Option Plan, which provides for grants of incentive and non-statutory stock options and grants of stock for up to 3,000,000 shares of Common Stock, to key employees of the Company and to directors, consultants, and other individuals and entities providing services to the Company. A copy of the 2000 Stock Option Plan is attached hereto as Exhibit 10.


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

10              2000 Stock Option Plan

27.1            Financial Data Schedule (For SEC Use Only).

                b.       Reports on Form 8-K
                         -------------------

                         No reports on Form 8-K were filed during the third quarter of the registrant's fiscal year ending June 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report 10Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PRO NET LINK CORP.
                                                 (Registrant)

                                                 By:  /s/ JEAN PIERRE COLLARDEAU
                                                       -------------------------
                                                          Jean Pierre Collardeau
                                                         Chief Executive Officer

Dated: May 15, 2000