Form 10-K
period 2000-06-30
PRO NET LINK CORP
filed 2000-10-13
CIK 1048845

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended June 30, 2000

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from _____ to ____
                       Commission File Number 000-26541

                               PRO NET LINK CORP.

                  Nevada                             88-0333454
             (State of incorporation)              (I.R.S.  EMPLOYER
                                                  IDENTIFICATION NO)

      645 Fifth Avenue, Suite 303, New York, New York, 10022 (212) 688-8838

       Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share.


                                  COMMON STOCK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of common stock held by non-affiliates of the registrant as of October 10, 2000 was $28,251,237.

The number of shares outstanding of the registrant's common stock as of October 10, 2000 was 51,378,070.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the annual meeting of shareholders to be held in December 2000, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

                               PRO NET LINK CORP.

                                    FORM 10-K

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                      INDEX


                                                                                                       Page
PART I

Item 1.   Business ................................................................................      5
Item 2.   Properties ..............................................................................     19
Item 3.   Legal Proceedings .......................................................................     20
Item 4.   Submission of Matters to a Vote of Security Holders .....................................     20

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters ...................     20
Item 6.   Selected Financial Data .................................................................     22
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations ..............................................................................     23
Item 7a.  Quantitative and Qualitative Disclosure about Market Risk ...............................     32
Item 8.   Financial Statement and Supplementary Data ..............................................     32
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosures .............................................................................     43

PART III

Item 10.  Directors and Executive Officers of the Registrant ......................................     43
Item 11.  Executive Compensation ..................................................................     43
Item 12.  Security Ownership of Certain Beneficial Owners and Management ..........................     43
Item 13.  Certain Relationships and Related Transactions ..........................................     43

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........................     44
          Signatures ..............................................................................     45

     The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Words such as "may," "will," "would," "should," "could," "estimates," "pro forma," "predict," "potential," "strategy," "anticipate," "plan to," "believe," "continue," "intend," "expect" and words of similar expression (including the negative of any of the foregoing) are intended to identify forward-looking statements. Additionally, forward-looking statements in this report include statements relating to the design, development and implementation of our e-commerce services, products and solutions; the growth of the Internet and business-to-business marketplace; the strategies underlying our business objectives; our anticipated performance of our obligations or the anticipated performance of the obligations of those parties with which we have contractual relationships; our sales and marketing strategies and efforts; our liquidity and capital resources; or the conclusion of any future financing transaction.

     Our forward-looking statements are not meant to predict future events or circumstances and may not be realized because they are based upon current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ materially from those currently expected as a result of these risks and uncertainties. Factors that may cause or contribute to a difference between the expected or desired results and actual results include, but are not limited to, competition in the market; changes in prevailing interest rates and the availability of and terms of equity and debt financing to fund the growth of our business; inflation; changes in costs of goods and services; economic conditions in general and in our specific target markets; demographic changes; changes in, or failure to comply with, federal, state, local or foreign laws and regulations; changes in our evolving business strategy and model; our ability to use and protect our intellectual property; and our ability to attract and retain qualified personnel as well as the risks discussed in the section of Item 7 of this report entitled "Risk Factors."

     Given these uncertainties, investors are cautioned not to place undue reliance on Pro Net Link's forward-looking statements. We disclaim any obligation to update these factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

                                ITEM 1. BUSINESS

INDUSTRY OVERVIEW

GROWTH OF ON-LINE BUSINESS-TO-BUSINESS ADVERTISING AND COMMERCE

     The Internet has emerged as a mass communications medium enabling millions of people worldwide to share information, create communities among individuals with similar interests and conduct business electronically. The Internet has features and functions that are unavailable in traditional media, as they enable on-line merchants to communicate and interact effectively with customers and advertisers to targeted users with specific needs and interests. As a result, the Internet has emerged as an attractive medium for advertising and e-commerce.

     Along with the impressive overall growth of the Internet, business-to-business usage of the Internet has also grown rapidly. Increasingly, businesses are leveraging the Internet's ability to reach customers globally, deliver personalized content and open new distribution channels.

     The widespread adoption of intranets and extranets, as well as the acceptance of the Internet as a medium to conduct business and as a communications platform has created a foundation for business-to-business e-commerce that offers the potential to:

     - Address structural inefficiencies of the traditional marketplace: streamline complex processes, lower costs and improve productivity; and

     - Provide new opportunities: increase seller reach and buyer access, eliminate intermediaries and provide previously unavailable information.


NEED FOR ON-LINE TRADE COMMUNITIES

     Traditionally, buyers and sellers have employed a variety of well-recognized media in business-to-business advertising, information delivery and communications to identify, qualify and facilitate commerce. These means have included trade magazines, trade shows, buyer's guides, direct mail, catalogs and others. In many industries, particularly in highly specialized, technically-oriented ones, such traditional media have performed a role in the distribution channel by enabling buyers and sellers to interact by exchanging information, and ultimately to conduct business with one another. However, most of these media do not enable immediate transaction execution.

     As the Internet continues to evolve, new classes of business models are emerging with each trying to improve on current market inefficiencies. These classes include e-commerce centers, electronic storefronts, marketplaces, auctions and exchanges. Electronic marketplaces concentrate demand to create searchable product catalogs with pre-fixed prices. Auctions enable more efficient pricing in the liquidation of excess and obsolete inventory, as well as the sale of new and used industrial products. Exchanges create a more effective marketplace for commodity-type products.

INTRODUCTION

     By integrating the Internet's capability with the design and technology which we have incorporated into our website, Pro Net Link Corp. has formed an interactive worldwide business-to-business Internet community. As the foundation of Internet technology grows around the world, we believe that the need for a centralized hub for the provision of international trade information, services and resources will become more critical. International trade is significant, and we believe that in order for companies to remain competitive, they will have to continue to expand into the global marketplace, or to enter it for the first time.

     Our website, known as the Global Trade Internetwork(TM) (located on the Internet at www.ProNetLink.com), combines several functional areas that bring value to its users. Firstly, the website (also referred to herein as an e-commerce portal or a web portal page) brings many global streams of international import/export information and tools together into one location, enabling the trade professional to compete more efficiently on the global level. Additionally, through the Global Trade Internetwork, our users can also access the tools needed to complete a trade transaction. These tools allow users to effectively buy, sell and market their products on a worldwide basis. For a description of the tools, services and information available on the website, see "The Global Trade Internetwork".

     Our website additionally provides unique content to its users through our Internet broadcasting facility. This facility, also known as PNL-TV, broadcasts worldwide trade news and trade-related programming on the Global Trade Internetwork. Such programming includes trade news, anchored by an experienced news journalist, which is produced and broadcasted live over the Internet each business day from the PNL-TV studio. PNL-TV also broadcasts trade events and interviews with people involved in the trade industry.

     On April 16, 1999, we launched the full production version of our website, and have updated and enhanced it continuously since that time. However, although the website has been fully operational, Pro Net Link has been in a development and testing stage of certain of its operations. As a result, we have experienced a history, since our inception in July 1997, of limited revenue, significant operating losses and negative operating cash flows. While we expect our revenues to grow in the future, we anticipate making significant investments to expand our business. We project that the associated costs will exceed our revenues. As a result, Pro Net Link expects its losses to continue for the foreseeable future.

     For the fiscal year ended June 30, 2000, revenue generated in the U.S. market was $81,601, and revenue generated in international markets was $0, compared with $10,774 in the U.S. market and $3,474 in international markets during the year ended June 30, 1999. Our operations resulted in net losses of $3,959,243 and $3,220,850, respectively, for the years ended June 30, 2000 and 1999. Cumulative revenues since inception were $95,849, of which $92,375 was generated in the U.S. market and $3,474 in international markets. Cumulative losses were $7,825,448.

FORMATION

    Pro Net Link Corp., a Delaware corporation, was formed and began its operations on July 25, 1997. In September 1997, following a reverse split of 1 share for each 30 shares outstanding, Prevention Productions, Ltd., a Nevada chartered corporation with no material operations and no assets, acquired 100% of the outstanding common stock of Pro Net Link. Prevention Productions acquired the stock of Pro Net Link in exchange for 28,400,000 shares of common stock of Prevention Productions. Prevention Productions subsequently changed its name to "Pro Net Link Corp." and continued the operations of Pro Net Link. The principal offices of Pro Net Link are located at 645 Fifth Avenue, Suite 303, New York, New York 10022, and its phone number is (212) 688-8838.

THE GLOBAL TRADE INTERNETWORK(TM)

     Our Global Trade Internetwork e-commerce website consists of four functional areas:

MARKETING SERVICES

-      Marketing services include several types of content, services and resources that are accessed by way of customized web portal pages. Such pages give users important information gathered from around the world relevant to many industries active in international trade. The pages may be customized for each of our registered users. Within the website, pages provide trade leads, business news, on-line currency conversion, shipping documentation, trade statistics and many other international trade-related data streams and tools. Pages providing that information specific to 36 countries are also available. These content services and resources may also be customized and packaged for lease to client websites. Other marketing services include our "Leaders in Global Trade" program and our "Virtual Trade Show" product. These are based on Internet broadcast technology we have developed. See "Marketing Services" and "Virtual Trade Show" below.

DIRECTORY SERVICES

- Registered users are given access to an online directory of over 6.8 million companies from over 170 countries. The directory is utilized to find or promote users' products and services and then communicate with prospective international buyers and sellers online. Directory services include databases of international trade opportunities and international freight forwarders and customs brokers.

INTERNET BROADCAST SERVICES/PNL-TV

- This area combines the benefits of e-commerce with the reach and appeal of broadcasting to provide trade specific programming and e-commerce solutions for our Global Trade Internetwork. The broadcast facility creates broadcast content, including cybercasts of key trade events, interviews from around the world and other international trade news. A live, anchored news program focused on current world trade news and information is produced and aired daily. For a three-month term, our users may retrieve on demand, 24 hours a day, any of the broadcasts from our archives. Our Internet broadcast facility also films, edits, produces, and hosts special events for clients.

BUSINESS PROCESS SOLUTIONS

     - Currently, this area consists of various on-line trade-related services provided by our business service providers. See "Provider Services" below. We also are developing a trade solution for international buyers and sellers that will further integrate the services offered by our business service providers.

     Pro Net Link's Global Trade Internetwork website currently has approximately 7,500 registered users on the site from over 120 countries.

     We believe that one of the major benefits of the Global Trade Internetwork is that it provides a comprehensive source of information and interaction to participants in many different types of industries. Thus it can be described as a "horizontal, multi-dimensional trade services and content portal." This is distinguished from other websites that offer web portal pages that act as sources of information, interaction and/or e-commerce for a specific industry, which generally are referred to as "vertical portals." Additionally, we believe that the Global Trade Internetwork offers great depth to users because it represents a true online trade community by combining the features of:

     -   Global promotion and procurement

     -   Internet broadcast technology

     - Customizable modules containing international trade specific information and resources and

     -   An international trade transactional business solution.

     Pro Net Link's products and services are described below by functional area:

   MARKETING SERVICES

     We have developed Internet technology that provides custom-defined web portal pages that display on-line trade resources, trade tools, and trade information. These online resources, or content services, include:

     -   Trade leads

     -   World business news

     -   Major world cities time

     -   Currency rates and a currency conversion tool

     -   Commodity prices

     -   International stock market averages

     -   Major world cities weather

     - Online surveys, allowing users to respond to, and see cumulative results of polls regarding various trade issues

     - International trade documentation, including representations and requirements of major trade forms, such as commercial invoices and origin certificates

     -   Online international trade show schedules

     -   Country-specific business reports and guides

     -   Glossaries of trade terms

     -   Searchable database of transportation professionals

     - Links to various international trade resources, such as customs agencies and international trade organizations

     -   Metric conversion

     -   Posting boards and

     -   Discussion rooms

     These content services are provided for each registered user, who selects the desired information and tools to be received. We have also created 36 country-specific trade portals, each pre-filtered with the appropriate country-specific content, and including filtered access to trade forms and trade professionals, as well as the global directory (see "Directory Services" below). Leveraging this technology, Pro Net Link has the capability of creating content services modules for display on client websites under "Powered By ProNetLink.com" licensing and maintenance agreements.

     The continuous usefulness of these web portal pages also gives users a reason to return to the website on a regular basis, which we believe will result in a higher number of visits to the website, and should lead to an increase in banner advertising revenue.

     The Leaders in Global Trade program incorporates Internet broadcast technology developed under PNL-TV. The program allows key international trade executives to promote their firms and products with audio interviews, and may include additional video broadcast presentations, PowerPoint presentations, and
 .pdf downloads. Clients pay for inclusion of their interviews in the Leaders in Global Trade section of our website. They may also establish links from their own websites to their interview.

     The Virtual Trade Show, currently in development, combines our Internet broadcast technology with our e-commerce services. This allows exhibitors at international trade shows wide exposure of their products and services on the Internet (See "Plan of Operations").

   DIRECTORY SERVICES

     We have compiled an online directory that contains over 6.8 million companies from more than 170 countries. Approximately 7,500 of these records have been generated directly from our registered users and associations, with the balance obtained from Dun & Bradstreet pursuant to an information provider agreement expiring in May 2001. We are current in our payments to Dun & Bradstreet under the terms of this agreement. As a result of this relationship with Dun & Bradstreet, we believe that our online directory is one of the most up-to-date listings of sourcing information on the Internet.

      The directory contains information on manufacturers, producers, wholesalers, distributors, importers, exporters and service companies, in addition to data on transportation, insurance and banking. Registered users can search the directory by using either a simple or advanced search function in order to find sourcing and trading opportunities (trade leads) and to develop business relationships. A registered user seeking information from the directory is able to perform a search based on a number of different criteria, including: type of product or service; company name; country of origin; type of goods or Standard Industrial Classification Code.

     Most trade leads are received from sources external to Pro Net Link and average from 15,000 to 25,000 per month.

     We also maintain a searchable database of approximately 5,000 professional freight forwarders and customs brokers with offices around the world. Registered users may communicate electronically, via e-mail or Internet fax, with these professionals using auto-filled forms within our website.

     Once a user finds a company in the directory that it would like to do business with, a company responds to a trade lead from the site, or a user identifies a freight forwarder or customs broker from whom it would like to receive a quotation, communication between the parties can occur from within the site. These online communications are private and confidential, and can be encrypted by using special programs within the website. In addition, users can communicate in real time by using the "PNL Live!" instant chat system. Online forms containing individual user information are stored in the website. This feature is designed to reduce the time and expense of producing repetitive documents, such as estimates, pro-forma invoices and shipping requests, and to facilitate a trade. Registered users can then store their digital "paperwork" in an "online file cabinet" for future reference. These forms can be sent by e-mail or Internet fax.

We do not now receive a fee or commission for either trading activities that occur among users on our website or as a result of other business relationships that result through interaction on it. However, we do have arrangements with certain partners to share revenues derived from certain online services purchased through the website by our users (See "Business Process Solutions" below).

     We believe that our information provider agreement with Dun & Bradstreet provides our website with data that is key to the implementation of our business plan. On May 1, 2000, we renewed our Master Service Agreement contract with Dun & Bradstreet for a year. Pursuant to the agreement, the number of company records has been increased to 6.8 million and further data has been added to each record. These records were incorporated into our directory in July 2000 and the search and storage technology associated with the directory were enhanced at that time.

    INTERNET BROADCAST SERVICES

     Our Internet broadcast facility, PNL-TV, is capable of offering programming to our website users, including:

     -   Worldwide and local trade news

     -   Trade-related interviews

     -   Trade-related special events

     -   The Virtual Trade Show

     -   The Leaders in Global Trade program

     -   Corporate infomercials and

     -   On-line training programs

     We launched our Internet broadcast feature on April 21, 1999 with a live cybercast of events from the International Business Exposition. The broadcast was presented jointly with World Trade Magazine.

     Since October 4, 1999, PNL-TV has broadcast a daily live international trade news show, anchored by professional news journalists. The program presents key trade news of the business day. PNL-TV has continued to broadcast worldwide trade news and information live each morning, five days per week. In addition to its news "channel", PNL-TV offers three additional channels of information: special events, interviews, and Internet broadcasts in conjunction with the U.S. Chamber of Commerce.

     All of the foregoing programming is maintained in Pro Net Link's archives, and can be retrieved by users 24 hours a day for the three-month period following the date of initial broadcast. To view PNL-TV broadcasts, users need not register on our website; currently, there is no charge for access or viewing.

     Lastly, we offer companies the opportunity to air video commercials and infomercials during PNL-TV Internet broadcasts.

     PNL-TV has been active in broadcasting trade-related special events since its inception. Key special event broadcasts for the year ended June 30, 2000 included coverage of the World Trade Organization meetings in Seattle (November
1999), the Free Trade of the Americas conference in Guatemala (April 2000), the House vote on the China Permanent Normal Trade Relations bill (May 2000), the United States Department of Commerce's Alternate Dispute Resolution and Small Business E-Commerce summits (both June 2000), and the United Nation's New Millennium conference (June 2000). We believe that producing and broadcasting such special events increases user access of the website, increases the sales possibilities for sponsorships of such broadcasts, and allows us to create valuable relationships with organizations such as the U.S. Department of Commerce and the United Nations.

     For a fee, we offer sponsorships of these special events to our clients. As a direct result of such relationships, we recently signed a contract with Corporate Fairs and Exhibitions for the exclusive rights to broadcast the International Aid & Trade show, planned for June 2001. The agreement additionally provides for the production of a Virtual Trade Show for this event on the Internet.

     Prior to September of 1999, our trade specific programming on the Global Trade Internetwork was produced in rented facilities as needed. We have subsequently expanded the broadcast module of our website by building a full, in-house digital broadcast studio in our corporate offices in New York City. Pro Net Link-owned cameras, digital switchers, non-linear digital editing, lighting and audio/video encoding systems are used to produce the trade-related programming.

BUSINESS PROCESS SOLUTIONS

     Our business process solutions include a number of trade-related services and products online. Some of these services are available within our website while others are made available through direct links to the websites of other provider companies, with whom we have business relationships that have the potential to generate shared revenues. These online trade-related services include:

     -   Cargo and credit insurance

     -   Online document exchange program

     -   Business credit reports

     -   World trade statistical reports

     -   European Union product certification services

     -   World tariff and duty rates

     -   Trade documentation and

     -   Trade acceptance draft program

         We believe that the growth of the Internet, e-commerce and our business are largely dependent on the development and maintenance of such cooperative, revenue sharing relationships, in which a variety of companies mutually support and enhance the e-business of their relationship counterparts at a low cost. (See "Revenues From Products and Services").

     For the year ended June 30, 2000, while deriving bartered advertising benefits from the above-listed relationships, we derived no revenues from these relationships.

     As our business evolves, we are in the development stage of a more fully integrated business process solution for international transactions for use by our registered users, which will be transaction-oriented, and which will more fully integrate additional online business partner services with those described above. (See "Plan of Operations").

REVENUES FROM PRODUCTS AND SERVICES

     Pro Net Link's initial business model anticipated four primary revenue streams:

     -   Membership fees

     -   Advertising

     - Revenue sharing with other companies that offer electronic services on our website and

     - Revenues from sponsorship, pay-per-view and production fees within Internet broadcasting

     However, our current business model also targets revenues from directory service fees, content services, banner advertising and sponsorship, the Leaders in Global Trade program, provider services (including the transactional fees for an integrated trade business process, currently under development), PNL-TV broadcast services, international marketing channels and Virtual Trade Shows.

    Since January 2000, we have allowed 80% of the content of our website to be provided without charge to un-registered visitors and users who have Registered for free "basic access."

    Unregistered visitors to the website can access:

     -   Daily PNL-TV news broadcasts, special events, and interviews

     -   Pro Net Link Partners Page

     -   PNL e-Store and

     - General information about Pro Net Link, its services, press releases and investor relations materials

     Users who have registered for free basic access, in addition to the foregoing services, have access to:

     - Marketing content services via customized personal web portal pages and the country-specific trade portals

     - Various on-line trade tools and resources (See "Marketing Services" above)

     -   On-line partner services

     -   Limited directory services and

     -   38 discussion rooms and 38 posting boards

     DIRECTORY SERVICE FEES: The remaining 20% of our Global Trade Internetwork, consisting of in-depth directory services, may be accessed only by registered users who pay a monthly fee of $29.95. Directory services provided for the payment of this fee include:

     - Access to all remaining portions of our global trade directory and resource area, including the 6.8 million Dun & Bradstreet business listings and Pro Net Link user records

     - The ability to place trade leads (offers to buy and offers to sell) on the website

     -   PNL Live! chat rooms and

     - Access to the user's personal files, address book, calendar and personal catalog page

     Full usage of directory services requires a "Premium" user registration, which for the fiscal year 2000 was approximately $360 per year. Revenues derived from premium registration fees for the fiscal year 2000 were $7,123.

     CONTENT SERVICES: These include news feeds, trade tools, resources, international documentation, trade lead searches, posting boards and discussion rooms, which are accessed at no charge by registered Pro Net Link users within the website. These features, or combinations of them, are licensed as "Powered By ProNetLink.com" content service modules for display on client websites. We plan to charge a one-time set up fee, and a monthly hosting/maintenance fee of $2,500 - $5,000, depending on the content desired by the client.

     For the fiscal year ended June 30, 2000, we received no revenue for the "Powered By ProNetLink.com" licensed modules.

     BANNER ADVERTISING/SPONSORSHIP: Clients may purchase banner advertising on our website. They may also sponsor various features of the site such as the weekly "PNL Survey" module, paying rates of $35 - $70 per CPM (cost per thousand clicks), depending on size and position selected. We also accept banner advertising from the clients of external advertising services, such as the GIN Network of the United States, charging similar rates.

     For the fiscal year ended June 30, 2000, we received $13,183 in banner advertising revenue.

     LEADERS IN GLOBAL TRADE PROGRAM: This program consists of an audio interview with a firm's executive, discussing the firm's products and services, and a web page providing a variety of information about the firm and its products in various forms, including PowerPoint presentations and video presentations. Pricing begins at $2850 for six-months inclusion in the program, to $5850 for a one-year inclusion. Additional monthly fees are charged for advertising an interview in more prominent positions within the website, and for advertising these interviews in the various country-specific trade portals.

     Leaders in Global Trade revenue generation commenced in November 1999, resulting in $61,295 of such income for the full fiscal year ended June 30, 2000.

     PROVIDER SERVICES: We offer several other services and products online, some within our own website and others through direct links to the websites of other provider companies with whom we have developed revenue sharing relationships. Pro Net Link believes the growth of the Internet, e-commerce and its business are largely dependent on the development and maintenance of such cooperative, non-exclusive business relationships. Through these means, a variety of companies mutually support and enhance one anothers' e-business product offerings, extending their reach at a low cost.

     Provider services business relationships are established with:

     - AON Insurance, which offers cargo and credit insurance services directly through Pro Net Link

     - United Parcel Service and their Document Exchange Program, which provides document delivery and tracking services over the Internet

     - Dun & Bradstreet (through BizAdvantage), which offers online credit reports

     -   Amazon.com (selling books and related products)

     -   PIERS (providing online international trade statistical reports)

     - Unz & Co., Inc. (providing compliance information, publications and international documentation)

     - Worldtariff Ltd. (providing online customs duty and tax rates for over 100 countries),

     -   Actrade Financial Technologies (providing trade acceptance drafts) and

     - SWBC (of the Netherlands, which provides certification of products entering European markets)

     For the year ended June 30, 2000, while deriving bartered advertising benefits from the above-listed relationships, we recognized no revenues as a result of these service providers.

     Revenue sharing arrangements vary among partners, ranging from percentages of transaction values to flat percentages per sale to Pro Net Link registered users.

     INTEGRATED TRADE BUSINESS PROCESS: We are currently in the early stages of development of a business solution for online import/export trading that will more fully integrate the services offered by our provider companies. We expect transaction-based revenue streams from this new service. To date, no revenues have been received for this service as it is still under development. (See "Plan of Operations").

     PNL-TV BROADCAST SERVICES: Pro Net Link had planned to expand what it had termed "infomercial revenues" and "video conferencing capabilities" during fiscal 2000. However, focus has been placed first on the development of the Leaders in Global Trade program, PNL-TV broadcast services, and the Virtual Trade Show product.

     We offer clients the opportunity to place video commercials and infomercials in PNL-TV daily Internet news broadcasts. Fees are $10,000 for the inclusion of a one minute spot in all daily news shows for one month, which are in turn archived for viewing for an additional three months on our website. This fee includes conversion from traditional taped sources (VHS, Beta), encoding for Internet transmission, hosting and storage. In addition, we offer sponsorship opportunities to clients for special trade events produced and broadcast by PNL-TV. Clients may sponsor a special event for fees of between $10,000 and $15,000, including basic editing services.

     For the year ended June 30, 2000, Pro Net Link included commercials in its PNL-TV news broadcasts from such companies as United Parcel Service, AON Risk Insurance, and AT&T, in exchange for services provided to us. No revenues were recognized for such broadcast advertising.

     PNL-TV also produces special event Internet broadcasting for standard production fees. These shows can range in production costs from $15,000 to over $100,000.

     VIRTUAL TRADE SHOWS: Pro Net Link plans to offer services to producers of "brick and mortar" physical trade shows. Initially, Pro Net Link will videotape participating trade show exhibitors' presentations at the show. Pro Net Link will subsequently edit and Internet-encode these video presentations, and include them in the Virtual Trade Show area of our website. These exhibitor video presentations will be hosted for one year. Prices range from $3,000 to $12,000 (sometimes higher), depending on their length and on the extent of editing desired. Additionally, we will tape and host miscellaneous Internet video presentations on the trade show for the show's producers for inclusion in the show's Virtual Trade Show page on our website, charging between $5,000 and $75,000.

     Development of the Virtual Trade Show module is nearly complete. While we have received no revenue to date for this service, we recently signed a five-year contract with Corporate Fairs and Exhibitions (The Winchester Group), of Hadleigh, Essex, UK, and the United Nations for the exclusive rights to production of the broadcast and Virtual Trade Show portions of the annual United Nations Office for Project Services International Aid & Trade Exhibition and Conference. An annual trade show, the next scheduled exhibition will be held in June 2001, at the Javits Center in New York City. UNOPS purchases more than $500 million of products and services internationally each year. Corporate Fairs and Exhibitions expects between 300 and 600 exhibitors at this show (See "Plan of Operations").

INTERNATIONAL MARKET CHANNELS: In October 1999, we were the first "dot.com" company to be invited on a Presidential trade mission with the U.S. Secretary of Commerce (to the Middle East), and participated in a similar mission in February 2000, to Latin America. We have also participated in trade missions to Singapore, Thailand, Indonesia, Ireland, United Kingdom, The Netherlands, Germany, France, Belgium, Italy, Spain, Israel and elsewhere in the Middle East. As a result of efforts of this kind, we have established relationships with international chambers of commerce, trading companies and trade organizations, including:

     -   The Israeli Federation of Chambers of Commerce

     -   The Chamber of Commerce of Indonesia

     -   Monterey Bay International Trade Association (California)

     -   TRICOM (Egypt)

     -   Ganesha Aggies Jaya PT (Indonesia)

     -   Jordanian American Business Association (Jordan)

     -   NetLinQ (Netherlands)

     -   Om Business Solutions (India) and

     -   ESAT.Net (Ireland)

     These organizations are working with us to develop their marketplaces for our services, for which they will receive commission earnings.

     Although we received bartered advertising value from the parties described above, through June 30, 2000, we derived no revenues from these relationships.

     During fiscal year 2001, we plan to further expand our international business network. Participation in trade missions with the U.S. Department of Commerce has contributed to the establishment of relationships with government trade offices and local chambers of commerce.

     In April 2000, a company representative was appointed to the Industry Functional Advisory Committee on E-Commerce and Global Trade for the U.S. Department of Commerce.

PLAN OF OPERATIONS

     REVIEW OF FISCAL YEAR 2000

     For the fiscal year ended June 30, 2000, Pro Net Link set out to continue the development of its website, and then improve its quality and scope, while marketing its related products and services. We looked forward to expanding our audio/video online selling services, our user online catalog page, and our Internet video conferencing capabilities.

     Our re-design of our website provided for the addition of 36 country-specific trade portals and enabled our users to access the site more quickly and to navigate it more easily. We restructured our global directory, including the addition of over 3 million company records, and the reduction of directory search times. We also integrated various trade-related online services from new partners, including access to international tariff duty rates, international trade shows, trade acceptance draft programs, European Union product certification information and services, and an online document courier service.

     The expansion of the Pro Net Link's audio/visual online selling services is represented by the Leaders in Global Trade program, which launched in November, 1999. The growth of our videoconference capabilities is reflected in PNL-TV's daily news shows, interviews, and special event broadcasts during the period. The intended expansion of our online Catalog Page feature for our users has evolved into the Virtual Trade Show, now completing development.

     During the fiscal year ended June 30, 2000, we built an in-house Internet development department, core sales and marketing department, and an Internet broadcast department, while increasing our business partnerships and completing the technological development and deployment of many new services. Leveraging these developments and technology, we believe that we are in a position to exploit these services, as described above (See "Services"), to generate multiple streams of revenue, while continuing to develop more products and services for its market.

     FISCAL YEAR 2001 AND BEYOND

     Pro Net Link intends to focus on marketing its unique, international trade-related services:

     -   Leaders in Global trade

     -   Virtual Trade Shows

     -   Directory services

     -   Partner services

     - Internet broadcast special event sponsorships and productions and commercial advertising for PNL-TV news shows

     Additionally, it is anticipated that website traffic will continue to increase and that banner advertising and sponsorship revenues will increase apace.

     Utilizing our Internet broadcast technology and expertise, we intend to expand our services in these areas, increasing the marketing of our Virtual Trade Show product to include more trade shows such as the United Nations Office for Project Services International Aid & Trade in June 2001.

     In addition, recognizing the unique opportunity we possess through our Internet broadcast technology and international trade expertise, we intend to develop on-line training modules. We envision marketing this product opportunity as a pay-per-view service.

     We also intend to leverage our existing content services by licensing content service modules to other "vertical" websites, thereby deriving monthly revenue streams from existing technology. Further, we expect that the completion of an integrated, "end-to-end" business solution for import/export transaction services, will generate revenues from client transactions on our site and through licensing it to "vertical" e-commerce websites.

     We intend to continue to build relationships with U.S. Government agencies, such as the Department of Commerce; international organizations, such as the United Nations; and foreign governments, such as those encountered in the trade missions in which we have participated. We plan to continue to build selling relationships with firms and trade organizations in foreign markets, utilizing our Country-Specific Trade Portals as on-line selling tools.

     We intend to pursue business opportunities with the U.S. Government through its GSA Schedule Partner Program. Under this program, we are eligible to submit proposals related to our Internet services to any U.S. government agency through June 2005. Further, we are listed in the GSA Advantage program, which is a searchable database of services available to federal agencies.

RESEARCH AND DEVELOPMENT

     Our financial statements reflect that during the periods from our inception through June 30, 1998, the fiscal year ended June 30, 1999, and the fiscal year ended June 30, 2000, we spent approximately $236,000, $604,000 and $351,000, respectively, on research and development. These expenditures were referred to as "website development" in our financial statements, and included costs for outside website development services and initial content and database integration.

     Research and development expenses, for all three years, exclude executive and other salaries, website content services, leased databases, equipment and hardware, and monthly hosting and operational fees.

     During the fiscal year ended June 30, 2000 we hired additional technical staff to assist with research and development. The salaries for these new personnel were in excess of $200,000. Because these costs were not included in the research and development expenses calculated for the fiscal year 2000, the research and development expenses for that fiscal period were lower than those in the preceding fiscal year.

     We believe that commitment to continued research and development is important to our business, both in the creation of new products and services and in keeping pace with rapid technological change.

INTELLECTUAL PROPERTY RIGHTS

     We currently hold registered trademarks for the names "Pro Net Link" and "The Global Trade Internetwork." We have also registered the URL names "ProNetLink.com," "PNLK.com" and "PNLTV.com." While we believe that these rights and registrations will increase in value as our business grows, we do not attribute a meaningful value to them at this time.

PERSONNEL

     As of June 30, 2000, Pro Net Link employed fifteen full-time employees, six part-time employees and one full-time consultant. Included in these numbers are:

     - Development staff of five full-time programmers, web designers, and engineers

     -   Seven part-time and full-time sales employees

     -   Four administrative employees

     -   Three PNL-TV employees and

     -   Three executives

     Additionally, we have working relationships with external development firms, which are available to work with the in-house development staff, as required. Pro Net Link also benefits from the support of its partner/vendor relationships, marketing consultants, public relations consultants and legal and accounting firms to provide manpower to our business.

     In August 2000, Pro Net Link hired a President and Chief Executive Officer, and a Senior Executive Vice-President and Chief Operating Officer. On September 28, 2000, the two executives resigned, and the previous Chief Executive Officer and Chief Operating Officer have each re-assumed their titles and duties.

     We intend to add to our sales and broadcast staff during fiscal year 2001. We believe that with our new human resources complementing the current team in place, we will progress toward meeting the opportunities we see for Pro Net Link in our markets in the most effective manner. We believe that our relationships with our employees are satisfactory. None of Pro Net Link's employees are represented by a union.

COMPETITION

     The market for a worldwide on-line commerce website is relatively new, quickly evolving, subject to rapid change and has few meaningful barriers to entry. We believe that the impact of the Internet on the international trade marketplace is taking shape. Based on industry research and observation, we have identified many potential competitors in this market. These include international trade-specific websites such as TradeCompass and TradeCard, vertical business-to-business websites such as VerticalNet, and large e-commerce market exchanges such as Ariba and Commerce One. Additionally, traditional freight forwarders and customs brokers such as Danzas and Expeditors International are currently operating in the international trade information space.

     We believe that our most important competitors, including VerticalNet, Ariba and Commerce One, are focused on providing very specific information (such as analysis and other editorial information) and e-commerce services to specific vertical industries, primarily in the domestic markets. This provides users with useful information with which they can pursue trade opportunities and conduct e-commerce within their industries and countries.

     Both e-commerce and the Internet are developing at a fast pace, and methods of competition vary among our potential competitors. Methods of competition include the offering of integration services and price competition for such charges as user fees for services received, advertising fees, and fees based on percentages of e-commerce transaction values.

     We believe that our website differs from those of our competitors, including VerticalNet, in that we provide on-line tools, services and information required to process international trade-related commerce. Information used specifically in international trade, relates to such areas as shipping, logistics, procurement, tariffs rates, financing, currency exchange rates and cargo insurance, and which is available on our website. These kinds of information are critical to the conduct of international trade.

     With regard to the trade-related websites, such as TradeCompass and TradeCard, we believe that no single such website offers the full complement of international trade-related services that we provide, including original content and trade leads, in addition to the international trade-specific data mentioned previously.

     Of the international freight forwarders and brokers such as Danzas and Expeditors International, we similarly believe that none currently provide a fully integrated web tool for international trade participants. They presently provide off-line service intensive logistics and cross border processing for international trade transactions.

     We believe that we enjoy a competitive advantage as a result of the specific international orientation of our website. We have focused since our inception on the international aspects of our business. For example, we have invested significant managerial and financial resources in establishing relationships with United States and foreign governmental trade organizations such as the U.S. Department of Commerce and the foreign governmental entities and chambers of commerce described under "International Market Channels" above. As noted above, we believe that we were the first dot.com company to participate in U.S. Department of Commerce trade missions. We further believe that these efforts have resulted, and will continue to result, in an expanded international presence for us. For example, as noted above we have established relationships with entities such as the Israeli Federation of Chambers of Commerce, the Chamber of Commerce of Indonesia and ESAT.Net, Ireland's largest Internet Services Provider. Additionally, Pro Net Link's website currently services approximately 7,500 registered users on the website from over 120 countries. We believe that such competitors as VerticalNet, Commerce One and Ariba are only beginning to focus on international trade markets.

     Pro Net Link believes that some of its international trade services, including its existing content services and the integrated trade process solution that is currently under development, may be marketed successfully to various "vertical" and "e-commerce marketplace" websites that might otherwise appear to be competitors.

     Despite the competitive advantages described above in our website offerings and business plan, we face potentially significant competition in our industry segment. Certain competitors, such as VerticalNet, through announced partnerships with and investments by large information services providers have greater financial resources and information industry contacts than we possess. In addition, we believe that the increasing growth of the business-to-business online market will attract many additional competitors including, potentially, companies that are dominant leaders in other industry segments of e-commerce. There can be no assurances that we will be able to match the resources of existing and future competitors to implement our business plan and to maintain the technological and other advantages of our website.

                               ITEM 2. PROPERTIES

     Pursuant to a five-year lease through July 31, 2003, Pro Net Link occupies 3,650 square feet at 645 Fifth Avenue, Suite 303, New York, New York 10022 at a monthly rent of $13,688. We currently have no sub-tenants. The space is used as our corporate headquarters, broadcast studio, and administrative offices. We anticipate that our current space will meet our needs for the foreseeable future.

     As of June 30, 2000, Pro Net Link owned and operated 10 computer servers and related Internet website equipment that was deployed at the AT&T CerfNet hosting facility in New York City, at an average monthly cost of $8,400.

                            ITEM 3. LEGAL PROCEEDINGS

     In June, 1998, the Securities and Exchange Commission (the "SEC") commenced an investigation of Pro Net Link relating primarily to the alleged manipulation of the market for securities of Pro Net Link, pursuant to a formal order issued by the SEC under the authority of Sections 20(a) and 21(a) of the Securities Exchange Act of 1934, as amended. Pursuant to that formal order, subpoenas for the production of books, papers, documents and other records were served on Pro Net Link and on companies doing business with us. Testimony was required of Mr. Collardeau and Mr. Zagoren. Pro Net Link, Mr. Collardeau and Mr. Zagoren complied with the subpoenas and all related requests of the SEC in June and July 1998, and have received no further inquiries from the SEC regarding this investigation. We have no information as to the results, if any, of such investigation, whom the targets, if any, of such investigation were or may be, or what action, if any, the SEC may take pursuant to the investigation.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.


                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Pro Net Link's Common Stock, par value $0.001, has been traded on the OTC Electronic Bulletin Board under the symbol "PNLK" since October 1997. The following table sets forth the high and low closing prices of Pro Net Link's Common Stock during the eight quarters ended June 30, 2000. The data has been derived from the NASDAQ OTC Bulletin Board website. These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

QUARTER ENDED                                                 HIGH ($)    LOW ($)
-------------                                                 --------    -------
September 30, 1998.........................................     2.36       0.94
December 31, 1998..........................................     2.00       0.78
March 31, 1999.............................................     3.44       0.77
June 30, 1999..............................................     7.25       2.56
September 30, 1999.........................................     3.88       1.63
December 31, 1999..........................................     3.31       2.03
March 31, 2000.............................................     5.81       2.16
June 30, 2000..............................................     3.22       1.72

     In the period between June 30, 2000 and October 10, 2000, our Common Stock closing prices ranged from a high of $6.625 and a low of $0.78. The closing price for our Common Stock on October 10, 2000 was $0.81.

NUMBER OF SHAREHOLDERS

     The number of holders of record of Pro Net Link Common Stock as of September 25, 2000 was 216. Pro Net Link believes that there are a greater number of beneficial owners of its shares of Common Stock as Cede & Co., at the above date, was the record holder of 28,447,342 shares of Pro Net Link's Common Stock on behalf of investors. Cede & Co. is the name of the nominee of the Depository Trust Company ("DTC"), a depository that holds shares in its own name for other financial institutions that are "participants" in DTC. Participants, generally, in turn, hold securities for the beneficial owners of such shares. DTC has informed us that it holds Pro Net Link shares on behalf of 160 DTC participants.

DIVIDENDS

     To date, Pro Net Link has not declared or paid any cash dividends on its Common Stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and that no cash dividends will be paid on the Common Stock in the foreseeable future. Further, our accumulated deficit and anticipated future losses are factors that are likely to limit the future payment of dividends. There can be no assurance that our business operations will generate the revenue and cash flow needed to declare cash dividends in the foreseeable future. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

RECENT SALES OF UNREGISTERED SECURITIES.

     In October and November 1997, Pro Net Link issued a total of 7,500,000 shares of Common Stock in private placements to two foreign companies and three foreign individuals pursuant to exemptions from registration pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended (the "Act"). The aggregate consideration received by Pro Net Link was $150,000.

     In October 1997, Pro Net Link issued an aggregate of 1,700,000 shares of Common Stock in private placements to two foreign companies and one foreign individual pursuant to exemptions from registration pursuant to Section 4(2) under the Act. The aggregate consideration received by Pro Net Link was $170,000.

     In September through October 1998, Pro Net Link issued 4,210,000 shares of Common Stock in private placements to three foreign companies pursuant to exemptions from registration pursuant to Rule 504 of Regulation D under the Act. The consideration received by Pro Net link was $842,000.

     In December 1998, under a Securities Exchange Agreement between Pro Net Link and Jean Pierre Collardeau, our President, Pro Net Link issued 1,162,920 shares of restricted Common Stock, pursuant to an exemption from registration under Section 3(a)(9) or 4(2) of the Act, to Mr. Collardeau in exchange for the surrender to Pro Net Link by Mr. Collardeau of a Promissory Note of Pro Net Link in favor of Mr. Collardeau, which at such time had an outstanding principal balance plus interest of $232,584.

     In December 1998, under a Securities Exchange Agreement between Pro Net Link and Micheline Baron, Pro Net Link issued 1,056,150 shares of Common Stock, pursuant to an exemption from registration under Section 3(a)(9) or 4(2) of the Act, to Ms. Baron in exchange for the surrender to Pro Net Link by Ms. Baron of a Pro Net Link Promissory Note in favor of Ms. Baron, which at such time had an outstanding principal balance plus interest of $211,230.

     In February 1999, Pro Net Link issued 790,000 shares of Common Stock in a private placement to a foreign individual pursuant to exemptions from registration pursuant to Rule 504 of Regulation D under the Act. The consideration received by Pro Net Link was $158,000.

     In February through April 1999, Pro Net Link issued 5,000,000 shares of Common Stock in private placements to three foreign individuals and one foreign company pursuant to exemptions from registration pursuant to Rule 506 of Regulation D or otherwise under Section 4(2) of the Act. The consideration received by Pro Net Link was $1,000,000.

     In June 1999, Pro Net Link issued 200,000 shares of Common Stock in a private placement to an individual pursuant to exemptions from registration pursuant to Rule 506 of Regulation D or otherwise under Section 4(2) under the Act. The consideration received by Pro Net Link was $400,000.

     In October 1999, Pro Net Link issued 200,000 shares of Common Stock in a private placement to an individual pursuant to exemptions from registration pursuant to Rule 506 of Regulation D or otherwise under Section 4(2) of the Act. The consideration received by Pro Net Link was $400,000.

     In December 1999, Pro Net Link issued 400,000 shares of Common Stock in a private placement to a foreign individual pursuant to exemptions from registration pursuant to Rule 506 of Regulation D or otherwise under Section 4(2) of the Act. The consideration received by Pro Net Link was $800,000.

     In February 2000, Pro Net Link issued 360,000 shares of Common Stock in a private placement to a foreign individual pursuant to exemptions from registration pursuant to Rule 506 of Regulation D or otherwise under Section 4(2) of the Act. The consideration received by Pro Net Link was $900,000.

     In March 2000, Pro Net Link issued 100,000 shares of Common Stock in a private placement to a foreign individual pursuant to exemptions from registration pursuant to Rule 506 of Regulation D or otherwise under Section 4(2) of the Act. The consideration received by Pro Net Link was $400,000.

     On August 8, 2000, Pro Net Link issued a 12% convertible note for $1,000,000 in a private placement to Jean Pierre Collardeau pursuant to exemptions from registration pursuant to Rule 506 of Regulation D or otherwise under Section 4(2) of the Act. The note was originally due on August 8, 2001. However, on October 10, 2000, the maturity date of the note was extended for a further one year period.

    On October 10, 2000 Pro Net Link issued a two year $500,000 promissory note to Jean Pierre Collardeau pursuant to exemptions from registration pursuant to Rule 506 of Regulation D or otherwise under Section 4(2) of the Act.

     On October 10, 2000, Pro Net Link sold 666,667 shares of its shares in a private placement to an individual pursuant to exemptions from registration pursuant to Rule 506 of Regulation D or otherwise under Section 4(2) of the Act. The consideration received by Pro Net Link was $500,000.

    On October 10, 2000, Pro Net Link entered into a Note Purchase
Agreement with Jean Pierre Collardeau, under which it can borrow up to $2 million during a period ending October 10, 2001. Any notes issued pursuant to the Note Purchase Agreement will be pursuant to exemptions from registration pursuant to Rule 506 of Regulation D or otherwise under Section 4(2) of the Act.

                         ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data has been derived from the Financial Statements of Pro Net Link for the fiscal year ended June 30, 2000, the fiscal year ended June 30, 1999 and the period from July 25, 1997 (inception) through June 30, 1998. This selected financial data should be read in conjunction with the consolidated financial statements, including the related notes thereto, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SUMMARY OPERATIONS DATA

                                                  Fiscal Year       Fiscal Year       July 25, 1997       July 25, 1997
                                                 Ended June 30,    Ended June 30,      (Inception)         (Inception)
                                                     2000*             1999           Through June         Through June
                                                                                         30, 1998           30, 2000
Revenues                                         $    81,601       $    14,248         $         0        $      95,849
Net Loss                                         $(3,959,243)      ($3,220,850)          ($645,355)         ($7,825,448)
Basic Loss Per Share of Common Stock             $     (0.08)      $     (0.07)        $     (0.02)       $       (0.19)
Weighted Average Common Shares Outstanding         51,060,112       43,772,888          27,050,048        $  40,639,800

* In November of 1999, the Financial Accounting Standards Board Emerging Issues Task Force (#99-17) concluded that revenue and expense from advertising barter transactions should be recognized only when an entity has an historical practice of receiving or paying cash for similar advertising transactions. Accordingly, our financial statements will no longer recognize either revenues or expenses associated with such transactions. The effect of this is to lower both revenue and expenses, resulting in no effect on the net loss.

SUMMARY BALANCE SHEET DATA

                                                   June 30, 2000     June 30, 1999    June 30, 1998
                                                   -------------     -------------    -------------
Total Assets                                        $   458,714       $   648,541      $  316,075
Current Assets                                      $   101,611       $   390,171      $  270,139
Total Liabilities                                   $   611,588       $   442,509      $  650,630
Current Liabilities                                 $   611,588       $   442,509      $  335,025
Long-Term Notes Payable                             $         0       $         0      $  315,605
Working Capital (Deficiency)                        $  (509,977)      $   (52,338)     (  $64,886)
Shareholders Equity (Deficit)                       $  (152,874)      $   206,032      ($ 334,555)

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations of Pro Net Link should be read in conjunction with the selected financial data above and the financial statements and notes thereto contained elsewhere herein. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to, those set forth under "Risk Factors" and the risks discussed elsewhere in this document and in our other SEC filings.

OVERVIEW

     Pro Net Link is a development stage corporation formed in July 1997 with a limited operating history. Pro Net Link is a business-to-business ("B2B") firm that is focused on facilitating the conduct of international trade through various tools and services accessible through its Internet website. Sources of revenue to date include registered "premium" user fees, banner advertising and, most recently, our Leaders in Global Trade program.

     We have not generated profitable operations since our mid-1997 start-up. Substantial expenses have been incurred since inception associated with our corporate formation, the conduct of market research, the building of an operating infrastructure, product development, solicitation of users, and the design, development and promotion of our website and related services. Pro Net Link revenues in fiscal years 2000 and 1999 were limited. We have discontinued the practice of recognizing income from barter services. These revenues related to services we had provided to vendors and developers in exchange for payment of certain of the above costs. Since inception, Pro Net Link has incurred significant losses, resulting in an accumulated deficit of $7,825,448 at June 30, 2000.

     An evaluation of our prospects must be considered in light of the risks associated with companies in the early stages of development, particularly for ones in the rapidly evolving B2B Internet marketplace. Certain risks for Pro Net Link include, but are not limited to, having an unproven business model, capital requirements and management of growth. To address these risks, we must, among other things, continue to develop and successfully execute our business and marketing plans, continue to expand and otherwise improve our website and enhance our operating infrastructure. There can be no assurances that we will be successful in addressing these risks, and the failure to do so could prevent
Pro Net Link from generating profitable operations.

     We believe that our success will depend, in large part, on our ability to create market awareness and acceptance for our products, to increase sustainable sources of revenue, to raise additional operating capital to enhance and expand our operations, to build technology and non-technology infrastructures and to continue product research and development. Related to these considerations, in fiscal year 2001, we are focused on supplementing our revenue base and realizing a return on the product development expenditures incurred to date by penetrating markets for our various content remarketing, Leaders in Global Trade, Virtual Trade Show and other products that are now fully developed. Website enhancement and the development of additional products and technology innovations also characterize our fiscal 2001 efforts.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED JUNE 30, 2000 AND JUNE 30, 1999

     Revenues. During the fiscal years ended June 30, 2000 and June 30, 1999, as noted, Pro Net Link was a developmental stage enterprise. Accordingly, it engaged in limited revenue generating operations. Revenue increased from $14,248 for fiscal 1999 to $81,601 during fiscal 2000. The fiscal 2000 increase primarily reflected the generation of banner advertising ($13,181) and revenues associated with our Leaders in Global Trade product ($61,295). These sources of revenue did not exist in fiscal 1999. The introduction of revenues from banner advertising and Leaders in Global Trade offset decreases in registered user premium fee income, which was $7,123 in fiscal 2000, compared to $14,248 in the year earlier period.

     Expenses. Total expenses increased from $3,235,098 for fiscal 1999 to $4,040,844 for fiscal 2000, resulting in a net loss of $3,959,243 in fiscal 2000, compared to a loss of $3,220,850 for the previous fiscal year. The increase in expenses was primarily attributable to an increase in compensation and related costs associated with the hiring of further staff, principally in the areas of technology development and maintenance and sales and marketing. Additional cost increases primarily relate to two categories. First, higher legal and accounting fees were incurred (both principally attributable filings with the Securities and Exchange Commission associated with our becoming a "reporting company" pursuant to the Securities Exchange Act of 1934. Second, non-cash compensation, representing the derived fair value of options granted to a company, whose president is Chairman of Pro Net Link, that is providing consulting services to Pro Net Link, increased from $922,623 in fiscal 1999 to $1,020,213 in fiscal 2000. Expense attributed to website development declined, as in-house staff performed many of the development and maintenance functions previously outsourced.

PERIOD FROM INCEPTION THROUGH JUNE 30, 1998

     Pro Net Link generated no revenue for the period from inception through June 30, 1998. During that period, we incurred website development costs of $235,988, commission payments of $112,400, and selling, and general administrative expenses of $286,369. These expenses consisted primarily of marketing and promotional fees, professional fees, rent and other office expenses and payroll costs.

     As a result, Pro Net Link incurred a net loss in the period from inception through June 30, 1998 of $645,355.

INFLATION

     Inflationary factors did not directly bear on our operations during the fiscal periods since our inception.

LIQUIDITY AND CAPITAL RESOURCES

     Pro Net Link has generated negative cash flows from operations in all periods since its inception in July 1997. At June 30, 2000, our net cash position of $47,388 represented a decline of $237,871 compared to the end of the year earlier period. During the year, net negative cash from operations of $2,889,996 reflected our $3,959,243 net loss in the period, the cash impact of which, however, was partially offset by $1,020,213 in the noted non-cash compensation expense. Capital expenditures during fiscal 2000 were $244,355. Net cash provided by financing during this period was $2,896,480, comprising approximately $2,500,000 in newly issued common equity and the proceeds of previously subscribed shares plus bank borrowings of $400,000 (which were repaid subsequent to the fiscal year end). Historically, we have relied on funding through a series of private placements of equity securities, conversion of debt placements to common equity and shareholder loan advances, in addition to periodic bank borrowing under a secured credit facility. From inception through June 30, 2000, equity placements and debt conversions reached a total of $6,034,614.

     Subsequent to June 30, 2000, further debt and equity capital was injected into Pro Net Link as described below:

- On August 8, 2000, Pro Net Link's President, Jean Pierre Collardeau, loaned Pro Net Link an aggregate of $1,000,000 represented by a convertible note bearing interest at 12% per annum and due August 8, 2001. The note is convertible into shares of the Company's common stock at $1.89 per share, subject to adjustments as defined in the convertible note. On October 10, 2000, the note maturity date was extended by one year to August 8, 2002.

- On October 10, 2000, Pro Net Link's President, Jean Pierre Collardeau, loaned Pro Net Link $500,000 bearing interest at 12% per annum. The loan is repayable on October 10, 2002.

- On October 10, 2000, Pro Net Link sold 666,667 of its shares of Common Stock in a private placement for $500,000.

- On October 10, 2000, the Company and its President entered into a Note Purchase Agreement (the "Agreement"). Pursuant to the Agreement, the President is obligated to lend the Company up to an aggregate principal amount of $2,000,000. The commitment terminates at the earlier of October 10, 2001 or the date by which the cumulative principal amount of borrowings under the Agreement reaches $2 million. On the date that the commitment terminates, amounts then outstanding will be combined into one note that will be due in two years. Borrowings will bear interest at 12% per annum.

     It is projected that the arrangements described above will provide sufficient capital resources to meet our operating needs through September 30, 2001.

     We currently estimate that our base cash requirements for the next 12 months, which will include operating and marketing expenses, in addition to further technology and product development, will approximate $2,500,000. As at October 10, 2000, Pro Net Link's cash balance stood at $656,309. At that date no borrowings had been made under the referenced $2 million Note Purchase Agreement.

     There can be no assurance that we will attain break-even cash flow in any future fiscal periods. However, we believe our revenues should increase as it transitions from being a development stage company and as we implement our marketing and sales programs with our established products and services (see "Plan of Operations"). We believe that these revenues will meet some of our capital requirements. Separately, we will undertake further capital raising efforts.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November of 1999, the Financial Accounting Standards Board issued Emerging Issues Task Force ("EITF")#99-17, that addresses the recognition of revenue and expenses from advertising barter transactions. The task force concluded that revenue and expense should be recognized from advertising barter transactions only when an entity has an historical practice of receiving or paying cash for similar advertising transactions. Accordingly, we will no longer recognize such revenues and expenses in our financial statements. The effect of this is to lower both revenue and expenses, resulting in no effect on the net loss.

     In March of 2000, the Financial Accounting Standards Board issued
EITF #00-2, effective for all periods after June 30, 2000, that addresses accounting for web site development costs. The task force concluded that such costs incurred should be expensed or capitalized depending on the stage of development. Historically, we have expensed all costs related to the development of our website. Amounts of such expenses were $351,000 in fiscal 2000, $603,884 in fiscal 1999 and $235,988 in fiscal 1998. We have not quantified what the effect of this pronouncement would have been for these periods. Beginning July 1, 2000, we will expense or capitalize website development costs in accordance with EITF #00-2.

RISK FACTORS

     The following risk factors, together with all information in this Form 10-K, should be carefully considered in evaluating Pro Net Link and its business. Due to the significant impact that the risk factors set forth below may have on Pro Net Link's business, results of operations and financial condition, actual results could differ materially from those expressed or implied by any forward-looking statement.

WE HAVE A LIMITED OPERATING HISTORY

         Pro Net Link was founded in 1997, but did not launch the full production version of its website until April 1999. Thus we have a limited operating history on which to base an evaluation of our business and prospects. The revenue and profit potential of our business model is unproven. Our success is dependent on our ability to develop new technology and content products, grow our customer base and expand into new markets and regions. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as Internet commerce. Many of these risks are described in this "Risk Factors" section. There can be no assurance that we will be able to address these risks.

WE HAVE A HISTORY OF LOSSES; VOLATILITY OF OPERATING RESULTS

     We have incurred losses from operations in each period since our inception. From inception through the end of our most recent fiscal year, we incurred an accumulated deficit of $7,825,448. We expect to incur substantial operating losses and have continued negative cash flows from operations for the foreseeable future. In addition, we have no material revenues to date. Due to our limited operating history, we believe that period-to-period comparisons of revenues and results of operations are not always meaningful.

     For a detailed discussion of our losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." We expect to continue to make significant expenditures for technology development, sales and marketing, programming and development and general and administrative functions. As a result, we will need to generate significant revenues to achieve profitability. We can make no assurance that revenues will grow in the future or that we will achieve sufficient revenues to realize profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations, our business will be negatively impacted.

WE FACE INTENSE COMPETITION AND THERE IS NO ASSURANCE WE WILL BE ABLE TO COMPETE SUCCESSFULLY

The business-to-business e-commerce market is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are minimal, and competitors may develop and offer similar services in the future. Our business could be severely harmed if we are not able to compete successfully against current or future competitors. Although we believe that there may be opportunities for several providers of products and services similar to ours, a single provider may dominate the market. While we believe there is no current dominant provider in our market for international trade services, we expect that additional companies will offer competing e-commerce solutions in the future.

     In addition, our users and partners may become competitors in the future. Our competitors vary in size and in the scope and breadth of the services they offer. In addition to competition from vertical trade communities, we primarily encounter competition from other value-added service providers such as TradeCard, Bolero.net and TradeCompass. We may also encounter competition from business-to-business software system providers such as Ariba and CommerceOne. Additional competitors include regional-focused trade portals such as Global Sources.

     Some of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition in business and Internet markets and significantly greater financial, marketing, technical and other resources. Our competitors may be able to devote significantly greater resources to product and technology development. (See "Competition" in Item 1 above).

THE FAILURE OF MEMBERS TO RENEW THEIR CONTRACTS, CHANGES IN INDUSTRY ADVERTISING RATES, OR A FAILURE TO SELL CONTENT PRODUCTS WOULD SIGNIFICANTLY REDUCE OUR REVENUES

     For the fiscal year ended June 30, 2000, approximately 75 percent of our revenues derived from the Leaders in Global Trade Product. Registered user premium fee income declined during the fiscal year June 30, 2000 as compared to fiscal year ending June 30, 1999. We are devoting substantial financial and personnel resources to the development of new technology and content products and services to reduce our dependence on any one business segment. However, these new marketing service and technology products will involve significant time and resources, and may not generate revenue in the near-term.

     In addition, we currently rely on advertising as a source of revenue. Changes in industry pricing practices for advertising rates could negatively impact our revenues in the future.

WE ARE DEPENDENT UPON THE GROWTH OF THE INTERNET AS A MEANS OF COMMERCE

     If the e-commerce market does not grow internationally or grows more slowly than expected, our business will suffer. The possible slow adoption of the Internet as a means of international commerce by business may harm our prospects. A number of factors could prevent the acceptance and growth of e-commerce, including the following:

     - E-commerce is at an early stage, and businesses may be unwilling to shift their traditional methods of international purchasing and sales to online purchasing

     - Increased government regulation or taxation may adversely affect the viability of e-commerce

     - Adverse publicity and consumer concern about the reliability, cost, ease of access, quality of services, capacity, performance and security of e-commerce transactions could discourage its acceptance and growth

Even if the Internet is widely adopted as a means of commerce, the adoption of our Global Trade Internetwork, particularly by companies that have relied on traditional means of trade, will require broad acceptance of the new approach. In addition, companies that have already invested substantial resources in traditional methods of trade, have established relationships with trade facilitators, or in-house e-commerce solutions, may be reluctant to adopt our solutions.

OUR SERVICES ARE NEW AND FACE RAPID TECHNOLOGICAL CHANGES

     The market for Pro Net Link's services is characterized by rapid technological advances, evolving standards in the Internet and software markets, changes in customer requirements and frequent new product and service introductions and enhancements. As a result, we believe that our future success depends upon our ability to enhance current Internet-based services, to develop and introduce new services that will achieve market acceptance, and where necessary, to integrate Internet-based services with customers' systems. If we do not adequately respond to the need to develop and introduce new services, then our business will be negatively affected.

WE MAY FAIL TO MANAGE OUR RESOURCES AS OUR BUSINESS EXPANDS

     If we successfully execute our business plan, our growth will place a significant demand on our sales, marketing, managerial, operational, information technology and other resources. If we cannot manage this growth effectively, our business will be adversely affected. We may need a significant number of new employees to expand our business. Our current information systems, procedures and controls may not support expanded operations and may hinder our ability to take advantage of the market for Pro Net Link's services.

WE DEPEND ON KEY PERSONNEL

     Our performance is substantially dependent on the performance of the executive officers and other key employees. Failure to successfully manage personnel requirements would have a negative effect on the business. We have experienced difficulty from time to time in hiring the personnel necessary to support the growth of our business, and we may experience similar difficulty in hiring and retaining personnel in the future. Competition for senior management, experienced sales and marketing personnel, software developers, and other employees is intense, and we cannot be certain that we will be successful in attracting and retaining personnel. The loss of the services of any executive officers or key employees could have a negative effect on the business. In particular, the loss of Mr. Collardeau, our founder, President and Chief Executive Officer, could severely and adversely affect our ability to raise money to fund operations. Failure to obtain or retain the services of necessary executive officers or key employees may not support existing or expanded operations, and may hinder our ability to take advantage of the market for Pro Net Link's services.

WE EXPECT THE PRICE OF OUR COMMON STOCK TO BE VOLATILE

     The market price of our Common Stock may fluctuate significantly in response to a number of factors, some which are beyond our control, including the following: quarterly variations in operating results; changes in market valuation of Internet commerce companies; announcements of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; loss of a major customer or strategic partner, or failure to complete a sale to a significant customer; additions or departures of any key personnel; future sales of our Common Stock; and stock market price and volume fluctuations, which are particularly common among highly volatile securities of Internet companies.

SECURITY PROBLEMS MAY INHIBIT THE GROWTH OF INTERNET-BASED PURCHASING SOLUTIONS

     A significant barrier to the adoption of e-commerce is the secure transmission of confidential information over public networks. Users generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet, and therefore inhibit the use of Pro Net Link's website as a means of conducting transactions. If there is a breach in our security system, we may be required to make significant expenditures to protect against security breaches and to alleviate problems caused by such breaches.

SYSTEM FAILURE MAY CAUSE INTERRUPTION OF SERVICES

     The performance of our server and networking hardware and software infrastructure is critical to our business and reputation, and affects our ability to process transactions, provide high quality customer service and attract and retain customers, suppliers, users and strategic partners. Currently, most of our infrastructure and systems are located at the AT&T CerfNet facilities in New York City. Any disruption to this infrastructure resulting from a natural disaster or other event could result in an interruption in service, fewer transactions and, if sustained or repeated, could impair our reputation and the attractiveness of our offered services.

WE MAY REQUIRE ADDITIONAL CAPITAL FOR OPERATIONS

     We believe that current financing arrangements and available funds will be sufficient to meet anticipated needs for working capital and capital expenditures for at least the next 12 months. Nonetheless, we will need to raise additional funds in the future in order to fund expansion, to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services. To date, most of the capital we have raised has been through the efforts of our founder, President and Chief Executive Officer, Mr. Collardeau. There can be no assurances that Mr. Collardeau will be able to continue to raise such capital or, in the absence of Mr. Collardeau, that we could raise capital from any sources.

WE ARE SUBJECT TO GOVERNMENT REGULATIONS AND WE FACE LEGAL UNCERTAINTIES

     We are subject to various laws and regulations relating to our business. Few laws or regulations are currently directly applicable to access to the Internet. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. Such laws and regulations may cover issues such as:

     -    User privacy
     -    Freedom of expression
     -    Pricing
     -    Content
     -    Characteristics and quality of products and services
     -    Taxation
     -    Advertising
     -    Intellectual property rights, including domain name policies
     -    Access charges and
     -    Information security

     In addition, the growth of the Internet and e-commerce, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent e-commerce related regulation. Such regulations or laws may impose additional burdens on e-commerce activities in general and our business in particular. Should growth of the Internet be impeded our business could be adversely affected resulting in decreased revenues, higher expenses, and a weakened financial condition.

     Laws and regulations directly applicable to e-commerce or Internet communications are becoming more prevalent. Congress has recently enacted Internet laws regarding on-line copyright infringement, restrictions on access to materials deemed obscene or harmful to minors, and limitations on the online collection of personal information from children under 13. Congress may enact additional laws regarding Internet commerce, content and access. The European Union has enacted privacy regulations.

     There is uncertainty regarding the marketplace impact of regulatory actions taken and contemplated. In addition, various jurisdictions already have enacted laws that are not specifically directed to e-commerce but that could affect our business. While uncertain, the applicability of many of these laws to the Internet could expose us to substantial liability.

     Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, whether in the United States or any other country, could materially adversely affect us. If we were alleged to violate federal, state or foreign, civil or criminal law, even if we could successfully defend such claims, it could materially adversely affect us.

     In February 2000, Pro Net Link applied for and became a licensee of the TRUSTe Privacy Program. TRUSTe is an independent, non-profit organization that promotes the use of fair information practices on the Internet. TRUSTe reviewed Pro Net Link's privacy policies and its website for compliance with the organization's guidelines. Following its review, Pro Net Link was granted a license to the TRUSTe Privacy Program.

     We believe that our use of third party material on our vertical trade communities is permitted under current provisions of copyright law. However, because legal rights to certain aspects of Internet content and commerce are not clearly settled, our ability to rely upon exemptions or defenses under copyright law is uncertain.

     Several telecommunications carriers are seeking to offer telecommunications services over the Internet. These services would be regulated by the Federal Communications Commission in the same manner as other telecommunications services. Additionally, local telephone carriers previously petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on such providers. In May 1997, the FCC confirmed that Internet service providers would continue to be exempt from interstate access charges. In August 1998, the Eighth Circuit Court of Appeals upheld the FCC's authority to maintain the exemption. If the FCC were to withdraw the exemption or take other action responding to telecommunications carrier concerns, the costs of communicating on the Internet could increase substantially. This could slow the growth in the use of the Internet and, thereby, materially and adversely affect our business.

OUR FOCUS ON INTERNATIONAL TRADE EXPOSES US TO NUMEROUS RISKS ASSOCIATED WITH DOING BUSINESS INTERNATIONALLY

     A substantial portion of our business is based upon supporting international trade. We believe that international trade over the Internet will increase in the future. However, if international trade over the Internet does not grow, our business may be adversely affected. We are subject to a number of risks and uncertainties associated with international business. These risks and uncertainties include:

     - difficulties in the enforcement of contractual obligations and intellectual property rights, including licensing rights

     -    currency exchange rate fluctuations and higher duty rates
     -    unexpected changes in regulatory requirements
     - tariffs, import and export controls and regulations and other trade barriers
     -    political instability and
     -    potential transportation delays

These factors may have a negative effect on the ability of our customers to conduct business internationally and, consequently, on our business, results of operations and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK AND USE OF DERIVATIVES

     During fiscal year 2000, Pro Net Link had available to it a $500,000 secured bank line of credit. Indebtedness under the revolving credit facility was priced on a floating interest rate basis and, accordingly, we were subject to a risk of rising interest rates. Outstanding liabilities under the facility were repaid on August 2, 2000 and we allowed the facility to lapse on August 6, 2000. Under our current risk management policies we don't contemplate using interest rate derivative instruments to manage exposure to rate changes.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page


      Report of Independent Certified Public Accountants..............     33

      Financial Statements

      Balance Sheets..................................................     34

      Statements of Operations........................................     35

      Statements of Changes in Shareholders' Equity...................     36

      Statements of Cash Flows........................................     37

      Notes to Financial Statements...................................     38

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Pro Net Link Corp.
New York, New York

We have audited the accompanying balance sheets of Pro Net Link Corp. (A Development Stage Enterprise) as of June 30, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for the years ended June 30, 2000 and 1999, for the period from July 25, 1997 (inception) through June 30, 1998 and for the period from July 25, 1997 (inception) through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pro Net Link Corp. (A Development Stage Enterprise) as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999, for the period from July 25, 1997 (inception) through June 30, 1998 and for the period from July 25, 1997 (inception) through June 30, 2000 in conformity with generally accepted accounting principles.


                                                 /S/ FELDMAN SHERB & CO., P.C.
                                                 FELDMAN SHERB & CO., P.C.


New York, New York
September 28, 2000
(except note 12, as to
which the date is
October 10, 2000)

                               PRO NET LINK CORP.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                     ASSETS

                                                                                           JUNE 30,
                                                                               ------------------------------
                                                                                      2000              1999
                                                                                      ----              ----
 CURRENT ASSETS:

       Cash                                                                    $    47,388       $   285,259
       Accounts receivable                                                          24,390              --
       Prepaid expenses                                                             29,833           104,912
                                                                               -----------       -----------
           TOTAL CURRENT ASSETS                                                    101,611           390,171

 FIXED ASSETS, net                                                                 308,436           113,985

 OTHER ASSETS                                                                       48,667           144,385
                                                                               -----------       -----------
                                                                               $   458,714       $   648,541
                                                                               ===========       ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES:

       Loan payable - bank                                                     $   400,000       $      --
       Accounts payable and accrued expenses                                       180,543           396,664
       Deferred income                                                              31,045            42,325
       Notes payable to shareholder                                                   --               3,520
                                                                               -----------       -----------
           TOTAL CURRENT LIABILITIES                                               611,588           442,509
                                                                               -----------       -----------

 SHAREHOLDERS' EQUITY (DEFICIT)
       Common stock, .001 par value, 150,000,000 shares authorized;
           issued 51,378,070 shares in 2000 and 50,068,570 shares in 1999           51,378            50,069
       Common stock to be issued, 800,000 shares at June 30, 1999                     --                 800
       Additional paid in capital                                                7,621,196         5,221,368
       Deficit accumulated during the development stage                         (7,825,448)       (3,866,205)
       Stock subscriptions receivable                                                 --          (1,200,000)
                                                                               -----------       -----------
           TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                   (152,874)          206,032
                                                                               -----------       -----------
                                                                               $   458,714       $   648,541
                                                                               ===========       ===========


                        See notes to financial statements

                               PRO NET LINK CORP.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS


                                                                                                            Cumulative
                                                                                       July 25, 1997      July 25, 1997
                                                                                        (inception)        (inception)
                                                  Year ended          Year ended          through            through
                                                   June 30,            June 30,           June 30,           June 30,
                                                     2000                1999              1998               2000
                                                     ----                ----              ----               ----
REVENUE                                         $     81,601       $     14,248       $       --         $     95,849
                                                ------------       ------------       ------------       ------------

EXPENSES:
      Website development                            351,020            603,884            235,988          1,190,892
      Commission                                     166,375             77,831            112,400            356,606
      Selling, general and administrative          2,437,098          1,600,649            286,369          4,324,116
      Non-cash compensation expense                1,020,213            922,623               --            1,942,836
      Depreciation                                    49,904             17,839              4,909             72,652
      Interest expense (net)                          16,234             12,272              5,689             34,195
                                                ------------       ------------       ------------       ------------
TOTAL EXPENSES                                     4,040,844          3,235,098            645,355          7,921,297
                                                ------------       ------------       ------------       ------------
NET LOSS                                        $ (3,959,243)      $ (3,220,850)      $   (645,355)      $ (7,825,448)
                                                ============       ============       ============       ============
BASIC LOSS PER SHARE OF COMMON STOCK            $      (0.08)      $      (0.07)      $      (0.02)      $      (0.19)
                                                ============       ============       ============       ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        51,060,112         43,772,888         27,050,048         40,639,800
                                                ============       ============       ============       ============


                        See notes to financial statements
                                       35

                               PRO NET LINK CORP.
                        (A Development Stage Enterprise)

                          SHAREHOLDERS' EQUITY (DEFICIT)


                                                       Common Stock                   Additional
                                              -------------------------------          Paid-in         Accumulated
                                                  Shares             Amount            Capital            Deficit
                                              ------------       ------------       ------------       -------------
Balance-June 30, 1997                                 --         $       --         $       --         $       --
      Issuance and sale of stock                28,400,000             28,400             (4,100)              --
      Issuance of common stock for
          exchange                                 249,500                250               (250)              --
      Expenses pursuant to
          exchange of stock                           --                 --              (33,500)              --
      Sale of stock                              9,200,000              9,200            310,800               --
Net loss                                              --                 --                 --             (645,355)
                                              ------------       ------------       ------------       ------------
Balance-June 30, 1998                           37,849,500       $     37,850       $    272,950       $   (645,355)

      Issuance of common stock for
          conversion of debt                     2,219,070              2,219            441,595               --
      Sale of stock                             10,000,000             10,000          1,970,000               --
      Common stock to be issued                    800,000                800          1,599,200               --
      Issuance of options in conjunction
          with consulting agreement                   --                 --              922,623               --
      Issuance of options in conjunction
          with employment agreement                   --                 --               15,000               --
      Stock subscription receivable                   --                 --                 --                 --
Net loss                                              --                 --                 --           (3,220,850)
                                              ------------       ------------       ------------       ------------
Balance-June 30, 1999                           50,868,570       $     50,869       $  5,221,368       $ (3,866,205)

      Common stock to be issued                   (800,000)              (800)        (1,599,200)              --
      Cash collected in conjunction with
          common stock subscribed                     --                 --                 --                 --
      Sale of stock                                460,000                460          1,299,540               --
      Stock issued for services                     49,500                 49             80,075               --
      Issuance of options in conjunction
          with consulting agreement                   --                 --            1,020,213               --
      Issuance of common stock                     800,000                800          1,599,200               --
Net loss                                              --                 --                 --           (3,959,243)
                                              ------------       ------------       ------------       ------------
Balance-June 30, 2000                           51,378,070       $     51,378       $  7,621,196       $ (7,825,448)
                                              ============       ============       ============       ============

                                                  Stock
                                                Subscriptions
                                                 Receivable             Total
                                                -------------       ------------
Balance-June 30, 1997                            $       --         $       --
      Issuance and sale of stock                         --               24,300
      Issuance of common stock for
          exchange                                       --                 --
      Expenses pursuant to
          exchange of stock                              --              (33,500)
      Sale of stock                                      --              320,000
Net loss                                                 --             (645,355)
                                                ------------        ------------
Balance-June 30, 1998                            $       --         $   (334,555)

      Issuance of common stock for
          conversion of debt                             --              443,814
      Sale of stock                                      --            1,980,000
      Common stock to be issued                          --            1,600,000
      Issuance of options in conjunction
          with consulting agreement                      --              922,623
      Issuance of options in conjunction
          with employment agreement                      --               15,000
      Stock subscription receivable                (1,200,000)        (1,200,000)
Net loss                                                              (3,220,850)
                                                ------------        ------------
Balance-June 30, 1999                            $ (1,200,000)      $    206,032

      Common stock to be issued                          --           (1,600,000)
      Cash collected in conjunction with
          common stock subscribed                   1,200,000          1,200,000
      Sale of stock                                      --            1,300,000
      Stock issued for services                          --               80,124
      Issuance of options in conjunction
          with consulting agreement                      --            1,020,213
      Issuance of common stock                           --            1,600,000
Net loss                                                 --           (3,959,243)
                                                ------------        ------------
Balance-June 30, 2000                            $       --         $    (152,874)
                                                ============        ============


                        See notes to financial statements
                                       36

                               PRO NET LINK CORP.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS


                                                                                                                      July 25, 19977
                                                                                                                       (inception)
                                                                                                                         through
                                                                                    June 30,           June 30,          June 30,
                                                                                     2000                1999              1998
                                                                                     ----                ----              ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                      $  (3,959,243)       $ (3,220,850)      $ (645,355)
       Adjustments to reconcile net loss to net cash
           used in operating activities:

           Depreciation                                                               49,904              17,839            4,909
           Amortization of deferred rental income                                    (11,280)                  -                -
           Stock issued for services                                                  80,124                   -                -
           Non-cash services and compensation                                      1,020,213             937,623                -

       Changes in assets and liabilities:
           Decrease (increase) in prepaid and other current assets                    75,079             (92,912)         (12,000)
           Increase in accounts receivable                                           (24,390)                  -                -
           Decrease (increase) in  other assets                                       95,718            (144,385)
           (Decrease) increase in accounts payable and accrued expenses             (216,121)            327,464          111,525
                                                                               -------------        ------------       ----------
       NET CASH USED IN OPERATING ACTIVITIES                                      (2,889,996)         (2,175,221)        (540,921)
                                                                               -------------        ------------       ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of fixed assets                                                    (244,355)            (85,888)         (50,845)
                                                                               -------------        ------------       ----------
       CASH USED IN INVESTING ACTIVITIES                                            (244,355)            (85,888)         (50,845)
                                                                               -------------        ------------       ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:

       Sale of common stock                                                        1,300,000           2,380,000          344,300
       Proceeds received from common stock subscribed                              1,200,000                   -                -
       Cost related to share exchange                                                      -                   -          (33,500)
       Proceeds from (repayment of) debt                                             400,000             (23,500)          23,500
       Repayment of notes payable to shareholder                                      (3,520)            (71,791)               -
       Proceeds from notes payable to shareholder                                          -               3,520          515,605
                                                                               -------------        ------------       ----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                   2,896,480           2,288,229          849,905
                                                                               -------------        ------------       ----------
 NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (237,871)             27,120          258,139
 CASH AT BEGINNING OF THE YEAR                                                       285,259             258,139                -
                                                                               -------------        ------------       ----------
 CASH AT END OF THE YEAR                                                       $      47,388        $    285,259       $  258,139
                                                                               =============        ============       ==========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                                                  $       8,022        $     21,897       $    1,572
                                                                               =============        ============       ==========
 SUPPLEMENTAL SCHEDULE OF NON-CASH
       FINANCING & INVESTING ACTIVITIES:
       1.  Debt converted to common stock                                      $           -        $    443,814       $        -
                                                                               =============        ============       ==========
       2.  Common stock issued for services                                    $      80,124        $          -       $    8,500
                                                                               =============        ============       ==========
       3.  Stock options issued in conjunction with consulting agreement-
           non-cash compensation                                               $   1,020,213        $    922,623       $        -
                                                                               =============        ============       ===========
       4.  Stock options issued in conjunction with employment agreement       $           -        $     15,000       $        -
                                                                               =============        ============       ===========

                                                                                        Cumulative
                                                                                      July 25, 1997
                                                                                      (inception)
                                                                                        through
                                                                                        June 30,
                                                                                          2000
                                                                                          ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                            $ (7,825,448)
       Adjustments to reconcile net loss to net cash
           used in  operating activities:

           Depreciation                                                                    72,652
           Amortization of deferred rental income                                         (11,280)
           Stock issued for services                                                       80,124
           Non-cash services and compensation                                           1,957,836

       Changes in assets and liabilities:
           Decrease (increase) in prepaid and other current assets                        (29,833)
           Increase in accounts receivable                                                      -
           Decrease (increase) in  other assets                                           (48,667)
           (Decrease) increase in accounts payable and accrued expenses                   222,868
                                                                                     ------------
       NET CASH USED IN OPERATING ACTIVITIES                                           (5,581,748)
                                                                                     ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase  of fixed assets                                                         (381,088)
                                                                                     ------------
       CASH USED IN INVESTING ACTIVITIES                                                 (381,088)
                                                                                     ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:

       Sale of  common stock                                                            4,024,300
       Proceeds received from common stock subscribed                                   1,200,000
       Cost related to share exchange                                                     (33,500)
       Proceeds from (repayment of) debt                                                  400,000
       Repayment of notes payable to shareholder                                          (75,311)
       Proceeds from notes payable to shareholder                                         519,125
                                                                                     ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                        6,034,614
                                                                                     ------------
 NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      47,388
 CASH AT BEGINNING OF THE YEAR                                                                  -
                                                                                     ------------
 CASH AT END OF THE YEAR                                                             $     47,388
                                                                                     ============
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                                                        $     31,491
                                                                                     ============
 SUPPLEMENTAL SCHEDULE OF NON-CASH
       FINANCING & INVESTING ACTIVITIES:
       1.  Debt converted to common stock                                            $    443,814
                                                                                     ============
       2.  Common stock issued for services                                          $     88,624
                                                                                     ============
       3.  Stock options issued in conjunction with consulting agreement-
           non-cash compensation                                                     $  1,942,836
                                                                                     ============
       4.  Stock options issued in conjunction with employment agreement             $     15,000
                                                                                     ============


                        See notes to financial statements

                               PRO NET LINK CORP.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND ORGANIZATION

     Prevention Productions Ltd. ("Prevention") is a Nevada chartered development stage corporation incorporated on March 1, 1995. Pro Net Link Corp. was incorporated on July 25, 1997 in the state of Delaware. In September, 1997, all of the outstanding 7,485,000 shares of common stock of Prevention were reverse split 1 for 30 into 249,500 shares of common stock. Immediately after the reverse split, Prevention acquired 100% of Pro Net Link Corp. by issuing 28,400,000 shares for all of the shares of Pro Net Link Corp. and changed its name to Pro Net Link Corp.

     The exchange has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Pro Net Link Corp., pursuant to which Pro Net Link Corp. is treated as the continuing entity for accounting purposes and the historical financial statements presented are those of Pro Net Link Corp. (the "Company" or "Pro Net Link").

     On September 18, 1998, the Company amended its articles of incorporation to increase its authorized common shares to 150,000,000 and to authorize the issuance of 5,000,000 shares of preferred stock at $1.00 par value per share.

     Since its inception, the Company has been a development stage company focused on the creation of a website to provide information and value-added services to organizations involved in international trade. During the year ended June 30, 2000 the website became fully operational. The website provides access to a database that enables companies to identify sources of products or to identify new markets for its own products and services. In addition, the website provides for the conduct of trade on a global basis. The Company also provides trade-related content to the Internet through its PNL-TV broadcast capabilities.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Property, Equipment and Depreciation: Property and equipment are stated at cost. Depreciation and amortization are provided on either the straight-line basis or accelerated methods on useful lives of 7 years for furniture and fixtures and 5 years for machinery and equipment.

     (b) Use of Estimates: In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c) Revenue recognition: Revenue derived from membership fees is recognized ratably over the applicable membership period. Revenue from advertising is recognized when the advertisement is shown and revenue from revenue sharing is recognized when the related goods are shipped or service is provided.

     (d) Development Costs: Costs related to the development of websites are charged to expense when incurred.

     (e) Fair Value of Financial Instruments: The carrying amounts of certain financial instruments, including cash, accounts payable, and short-term debt, approximated fair value as of June 30, 2000.

     (f) Earnings Per Share: Basic earnings per share are based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

     (g) Stock based compensation - The Company accounts for employee stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." The Company has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation". The Company accounts for all stock transactions other than with employees in accordance with SFAS No. 123, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:


                                                    Useful                     June 30,
                                                     life                2000             1999

        Furniture and Fixtures                     7 Years       $     39,774    $      26,057

        Office Equipment and Computer              5 Years            341,314          110,676
                                                                 ------------    -------------
                                                                      381,088          136,733

        Less: accumulated depreciation                                (72,652)         (22,748)
                                                                 ------------    -------------
                                                                 $    308,436    $     113,985
                                                                 ============    =============

4.   LINE OF CREDIT

     The Company had a $500,000 line of credit which expired on August 6, 2000, bearing interest of 1% over the bank base rate. The line was secured by a standby letter of credit. At June 30, 2000 the outstanding balance under such credit line was $400,000 and was subsequently repaid on August 2, 2000. The credit line was not renewed.

5.   TAXES ON INCOME

     The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the future income tax consequences of the events that have previously been recognized in the Company's financial statements or tax returns. Since the Company cannot currently conclude that it is more likely than not that some or all of the deferred income tax assets will be realized, the related net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2000, the Company has net operating losses carry forwards for federal income tax purposes of approximately $5,871,000, $645,000 expiring in 2013, $2,298,000 expiring in 2019 and $2,928,000 expiring in 2020. The
     Company has established a valuation allowance equal to its deferred tax asset.

     Significant components of the deferred tax assets as of June 30, 2000 and 1999 are as follows:

                                                                 June 30,
                                                            2000             1999
      Net operating loss carryforward              $   5,871,000    $   2,943,000
                                                   =============    ============

      Total gross deferred asset                       1,996,000       1,000,000

      Less: valuation allowance                       (1,996,000)     (1,000,000)
                                                   -------------    ------------

      Net deferred tax assets                      $    -           $    -
                                                   =============    ============

                  The increase in the valuation allowance of $996,000 during the year ended 2000 was due to the additional allowance provided for the 2000 net operating loss.


                  The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes, as follows:

                                                                         YEAR ENDED JUNE 30,
                                                                       2000               1999
      Benefit computed at the statutory rate                   $  1,346,000       $  1,095,000

      Losses for which no benefit recognized                     (1,346,000)        (1,095,000)

      Benefit recorded                                         $          -       $          -

6.   COMMITMENT

     The Company leases its office facility at a monthly base rental of $13,688 through July 31, 2003. For the years ending June 30, 2000 and 1999 rent expense was $156,196 and $155,083, respectively.


7.   RELATED PARTY TRANSACTION

     On February 19, 2000, the Company renewed the consulting agreement with Zagoren-Zozzora, Inc. ("ZZI"), under which ZZI provides ongoing marketing and business functions to Pro Net Link, including the development of marketing plans, general business consultation and other business opportunities. Glen Zagoren, the President of ZZI, currently serves as Chairman of the Board of Directors of Pro Net Link, and spends substantially all of his time in such capacity. The renewed consulting agreement which expires in February 2001 provides that ZZI be paid $14,000 per month by Pro Net Link for its services. Through June 30, 2000, Pro Net Link paid ZZI $118,000 under the new agreement. In addition, the Company recognized $1,020,213 of non-cash compensation expense related to 2,000,000 options granted to Mr. Zagoren during the prior fiscal year.

8.   STOCK OPTIONS

     The following table summarizes the activity with regard to the Company's stock options.

                                                                                   Exercise Price
                                                                                      Per Share
                                                                    Options                             Exercisable

         Outstanding at June 30, 1998                                      -                   -                 -
         Granted                                                   2,050,000         $0.25-$0.33                 -
                                                                   ---------         -----------         ---------
         Outstanding at June 30, 1999                              2,050,000         $0.25-$0.27         None
         Granted                                                     830,000         $2.25-$4.78                 -
         Canceled                                                   (10,000)               $4.16                 -
                                                                   ---------         -----------         ---------
         Outstanding at June 30, 2000                              2,870,000         $0.25-$4.78         2,050,000
                                                                   =========         ===========         =========

9.   STOCK-BASED COMPENSATION

     The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, the Company recognized $15,000 compensation cost for the stock options issued to one employee in 1999.

     The Company has adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock Based Compensation". Under the provisions, the fair value of each option is measured at the grant date using the Black-Sholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended June 30, 2000 and 1999, respectively; annual dividends of $0.00 for both years;

     expected volatility of 126% for the year ended June 30, 2000 and 50% for June 30, 1999; risk free interest rate of 5.7% for the years ended June 30, 2000 and 1999, and expected life of five years for the years ended June 30, 2000 and June 30, 1999.

     Had compensation cost for the options granted been determined based on fair value at the grant date for the awards consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $6,596,000 and $0.13 for the year ended June 30, 2000 and $3,225,000 and $0.07 for the year ended June 30, 1999.


10.  SUBSCRIPTIONS RECEIVABLE

     During the year ended June 30, 1999 the Company sold 800,000 shares of common stock for $1,600,000, of which $400,000 cash was received prior to June 30, 1999. The remaining $1,200,000 has been subsequently collected.

11.  SEC INVESTIGATION

     In June 1998, the Company was informed that the United States Securities and Exchange Commission (the "SEC") had commenced an investigation involving the Company. The SEC served subpoenas on the Company for the production of books, papers, documents and other records. The Company complied with the subpoenas in June and July, 1998. Since that time, the Company has not received any further inquiries from the SEC regarding this investigation, although, it is the Company's understanding that the investigation is still pending. The Company has no information as to the results, if any, of such investigation, whom the targets, if any, of such investigation may be, or what action, if any, the SEC may take pursuant to the investigation.

12.  SUBSEQUENT EVENTS

     Since its inception in July 1997, the Company has incurred aggregate losses of approximately $7,800,000 and at June 30, 2000, had a working capital and shareholder deficiency of $510,000 and $153,000, respectively. Management's actions subsequent to June 30, 2000 regarding this matter are as follows:

     (1) On August 8, 2000, the Company's President loaned the Company an aggregate of $1,000,000 represented by a convertible note of $1,000,000 bearing interest at 12% per annum and due August 8, 2001. The note is convertible into shares of the Company's common stock at $1.89 per share, subject to adjustments as defined in such note. On October 10, 2000, the note maturity was extended by one year to August 8, 2002.

     (2) On October 10, 2000 the Company's President loaned the Company $500,000 bearing interest at 12% per annum. The loan is repayable on October 10, 2002.

     (3) On October 10, 2000, the Company sold 666,667 shares of the Company's stock in a private placement for $500,000.

     (4) On October 10, 2000, the Company and its President entered into a Note Purchase Agreement (the "Agreement"). Pursuant to the Agreement, the President is obligated to lend the Company up to an aggregate principal amount of $2,000,000. The commitment terminates at the earlier of October 10, 2001 or the date by which the cumulative principal amount of borrowings under the Agreement reaches $2 million. On the date that the commitment terminates, amounts then outstanding will be combined into one note that will be due in two years. Borrowings will bear interest at 12% per annum.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURES


None.

                                    PART III


           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding Pro Net Link's directors and executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Part III, Item 10, is included in our proxy statement for the 2000 Annual Meeting of Shareholders to be held on December 4, 2000 (the "Proxy Statement"). Such information is incorporated herein by reference.

           ITEM 11. EXECUTIVE COMPENSATION

The information required by Part III, Item 11, is included in the Proxy Statement and is incorporated herein by reference.

           ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

The information required by Part III, Item 12, is included in the Proxy Statement and is incorporated herein by reference.

           ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain of our relationships and related transactions is included in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS.

See Item 8 of this Form 10-K.

FINANCIAL STATEMENT SCHEDULES.

Financial Statement Schedules have been omitted because they are either not required, not applicable, or the information has otherwise been included.

3. EXHIBITS.

The following exhibits are filed as part of this Form 10-K.

 Exhibit
 Number                                Description

  3.1      Amended and Restated Articles of Incorporation (1)
  3.2      Amended and Restated Bylaws (1)
  4.1 Shareholder and Voting Agreement, by and among Pro Net Link, Jean Pierre Collardeau, Glenn Zagoren and certain other parties, dated as of August 8, 2000. (4)
  4.2 Registration Rights Agreement, by and among Pro Net Link, Jean Pierre Collardeau, Glenn Zagoren and certain other parties, dated as of August 8, 2000. (4)
  4.3 Note Purchase Agreement, by and between Pro Net Link and Jean Pierre Collardeau, dated as of October 10, 2000.*
 10.1      2000 Stock Option Plan (3)
 10.2 Amendment to the Pro Net Link Corp. 2000 Stock Option Plan, dated August 8, 2000.(4)
 10.3 Consulting Agreement by and between Pro Net Link and Zagoren-Zozzora, Inc., dated as of February 19, 1999 (2)
 10.4 Information Provider Agreement by and between Pro Net Link and Dun and Bradstreet, Inc., dated as of May 1, 2000.(5)
 27.1      Financial Data Schedule*

------------------------------
 *  Filed herewith.

(1) Filed as an exhibit to the Registrant's Registration Statement on Form 10 filed with the Commission on June 21, 1999.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form 10/A filed with the Commission on December 14, 1999.

(3) Filed as an exhibit to the Registrant's Quarterly Report for the period ended March 31, 2000 on Form 10Q filed with the Commission on May 15, 2000.

(4) Filed as an exhibit to the Registrant's Report of Form 8-K filed with the Commission on August 8, 2000.

(5) The copy of this Agreement filed as an exhibit to this report contains redactions of certain confidential information. An unredacted copy of the Agreement was filed with the Commission on October 13, 2000 concurrent with a request by Pro Net Link for confidential treatment.

REPORTS ON FORM 8-K

Report on Form 8-K, dated August 8, 2000, announcing certain agreements between Pro Net Link, GlobalNet Venture Partners and other parties.

Report on Form 8-K, dated September 28, 2000, announcing certain agreements between Pro Net Link, GlobalNet Venture Partners and other parties.

Report on Form 8-K, dated October 12, 2000, announcing certain financing arrangements between Pro Net Link and certain other individuals.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on October 13, 2000.

                                    Pro Net Link Corp.

                                    By  /s/ Jean Pierre Collardeau
                                        Jean Pierre Collardeau
                                        President and Chief
                                        Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on October 13, 2000.


        Signature                                    Title
        ---------                                    -----
/s/ Glenn Zagoren                            Chairman of the Board
-------------------------------
     Glenn Zagoren


/s/ Jean Pierre Collardeau
-------------------------------              Director, President, Chief Executive Officer,
     Jean Pierre Collardeau                  Treasurer and Secretary,


/s/ Auguste Francis Vincent
-------------------------------              Director
  Auguste Francis Vincent