Form 10-Q
period 2000-09-30
PRO NET LINK CORP
filed 2000-11-14
CIK 1048845

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                           Yes X        No

Registrant had 52,044,737 shares of common stock outstanding as of November 10, 2000.


          -----------------------------------------------------------

                        This report consists of 9 pages

                               PRO NET LINK CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                      INDEX



                         PART I - FINANCIAL INFORMATION

                                                                                    Page
                                                                                     No.
                                                                                     ---
ITEM 1.  Financial Statements
         Condensed Statements of Operations - Three
         Months Ended September 30, 2000, and Three Months
         Ended September 30, 1999 and from July 25, 1997
         (inception) through September 30, 2000 ....................................  1
         Condensed Balance Sheets - as of September
          30, 2000 and June 30, 2000................................................  2
         Condensed Statements of Cash Flows - Three
          Months Ended September 30, 2000 and 1999 .................................  3
         Notes to Condensed Financial Statements ...................................  4

ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations ...............................................................  5

ITEM 3.  Quantitative and Qualitative Disclosure
         About Market Risk .........................................................  6

                              PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K...........................................  8

SIGNATURES..........................................................................  9

ITEM 1.  FINANCIAL STATEMENTS

                               PRO NET LINK CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                          Three Months Ended           Cumulative July 25,
                                              September 30,             1997 (inception)
                                                                      Through September 30,
                                       2000                1999               2000
                                   ------------        ------------        ----------
REVENUE                            $      2,130        $      1,802       $    97,979
                                   ------------        ------------       -----------

EXPENSES
     Website Development                 55,227             139,308         1,246,119
     Commissions                         48,750              66,500           405,356
     Selling, General &
       Administrative                   792,192             445,040         5,116,308
     Non-Cash Compensation
       Expense                            --                  --            1,942,836
     Depreciation Expense                18,486               5,688            91,138
     Interest Expense (Net)              24,338               3,511            58,533
                                   ------------        ------------       -----------

              Total Expenses            938,971             660,047         8,860,268
                                   ------------        ------------       -----------

              Net Loss             $   (936,861)       $   (658,245)      $ 8,762,309
                                   ============        ============       ===========



Basic Loss Per Share of
   Common Stock                    $      (0.02)       $      (0.01)      $     (0.17)
                                   ============        ============       ===========


Weighted Average Common
   Shares Outstanding                51,378,070          50,224,820        51,378,070
                                   ============        ============       ===========




The accompanying notes are an integral part of these financial statements.

                               PRO NET LINK CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS


                                                           September 30,        June 30,
                                                               2000              2000
                                                            (Unaudited)
                                                            -----------        -----------
ASSETS

CURRENT ASSETS:

        Cash                                                $   220,058        $    47,388
        Accounts Receivable                                      11,647             24,390
        Prepaid Expenses                                         44,083             29,833
                                                            -----------        -----------

            TOTAL CURRENT ASSETS                                275,789            101,611

FIXED ASSETS (NET)                                              289,950            308,436

OTHER ASSETS                                                     48,667             48,667
                                                            -----------        -----------

            TOTAL ASSETS                                        614,406            458,714
                                                            ===========        ===========


LIABILITIES AND SHAREHOLDERS EQUITY
  (DEFICIT)

CURRENT LIABILITIES:

        Loan Payable - bank                                 $        --        $   400,000
        Accounts Payable and Accrued
           Expenses                                             175,610            180,543
        Deferred Income                                          28,529             31,045
                                                            -----------        -----------

            TOTAL CURRENT LIABILITIES                           204,139            611,588

LONG TERM LIABILITIES:

        Notes Payable to Shareholder                          1,500,000                 --
                                                            -----------        -----------

              TOTAL LIABILITIES                               1,704,139            611,588
                                                            -----------        -----------

SHAREHOLDERS' EQUITY (DEFICIT):

        Common stock, $.001 par value, 1,500,000
          shares authorized; 51,378,070
          shares issued at September 30, 2000
          and 51,378,070 shares issued at
          June 30, 2000                                          51,378             51,378
        Additional Paid-in Capital                            7,621,196          7,621,196
        Deficit Accumulated During Development
          Stage                                              (8,762,309)        (7,825,448)
                                                            -----------        -----------

    TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                     (1,089,735)          (152,874)
                                                            -----------        -----------

        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY (DEFICIT)                                  $   614,406        $   458,714
                                                            ===========        ===========



The accompanying notes are an integral part of these financial statements.

                               PRO NET LINK CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                          September 30,

                                                                    2000                1999
                                                                ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                        $  (936,861)       $  (658,245)
    Adjustments to reconcile net loss to net cash
      used in operating activities:

                 Depreciation                                        18,486              5,688
                 Amortization of deferred rental income              (2,516)            (2,545)

    Changes in assets and liabilities:

                 Decrease (increase) in prepaid and other
                   current assets                                   (14,250)            74,912
                 Decrease (increase) in accounts receivable          12,743                 --
                 Decrease (increase) in other assets                     --               (500)
                 (Decrease) increase in accounts payable
                   and accrued expenses                              (4,932)          (112,532)
                                                                -----------        -----------

    NET CASH USED IN OPERATING ACTIVITIES                          (927,330)          (693,222)
                                                                -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of fixed assets                                             --            (83,172)

    CASH USED IN INVESTING ACTIVITIES                                    --            (83,172)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Sale of common stock                                                 --             50,000
    Proceeds from notes payable to shareholder                    1,500,000                 --
    Proceeds from (repayment of) note payable - bank               (400,000)           500,000
                                                                -----------        -----------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,100,000            550,000
                                                                -----------        -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                172,670           (226,394)

CASH AT BEGINNING OF PERIOD                                          47,388            285,259

CASH AT END OF PERIOD                                           $   220,058        $    58,865
                                                                ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest                                      $    16,672        $     1,083
                                                                ===========        ===========



The accompanying notes are an integral part of these financial statements.

                               PRO NET LINK CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note - 1           Interim Financial Statements.

                   The interim financial statements of Pro Net Link Corp. (the "Company" or "Pro Net Link") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for any interim periods are not necessarily indicative of the results that might be anticipated for the full year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto from the Company's annual report on Form 10-K for the year ended June 30,2000.

Note - 2           Management Agreement.

                   On August 8, 2000, Pro Net Link entered into an agreement with an entity to provide executive management and marketing services to the Company. This relationship was terminated on September 28, 2000. Compensation and legal expenses related to the agreement were approximately $250,000 for the three months ended September 30, 2000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Pro Net Link is a development stage corporation formed in July 1997 with a limited operating history. Pro Net Link is a business-to-business ("B2B") firm that is focused on facilitating the conduct of international trade through various tools and services accessible through its Internet Website. It additionally delivers international trade-related news, programming and services through its Website. Sources of revenue to date include registered "premium" user fees, banner advertising and, most recently, our Leaders in Global Trade program.

We have not generated profits since our mid-1997 start-up. Substantial expenses have been incurred since inception associated with our corporate formation, the conduct of market research, the building of an operating infrastructure, product development, solicitation of users, and the design, development and promotion of our Website and related services. Pro Net Link's revenues have been limited. Since inception, Pro Net Link has incurred significant losses, resulting in an accumulated deficit of $8,762,309 as at September 30, 2000.

An evaluation of our prospects must be considered in light of the risks associated with companies in the early stages of development, particularly for ones in the rapidly evolving B2B Internet marketplace. Certain risks for Pro Net Link include, but are not limited to, having an unproven business model, capital requirements and, if the Company successfully expands its operations, management of growth. To address these risks, we must, among other things, continue to develop and successfully execute our business and marketing plans, continue to expand and otherwise improve our Website and enhance our operating infrastructure. There can be no assurance that we will be successful in addressing these risks, and the failure to do so could prevent Pro Net Link from generating profitable operations.

We believe that our success will depend, in large part, on our ability to create market awareness and acceptance for our products, to increase sustainable sources of revenue, to raise additional operating capital, to enhance and expand our operations, to build technology and non-technology infrastructures and to continue product research and development. Related to these considerations, in fiscal year 2001, we are focused on supplementing our revenue base and realizing a return on the product development expenditures incurred to date by creating or penetrating markets for our various content remarketing, Leaders in Global Trade, Virtual Trade Show and other products that we believe are sufficiently developed to market. Website enhancement and the development of additional products and technology innovations also characterize our fiscal 2001 efforts.


RESULTS OF OPERATIONS

Three months ended September 30, 2000 and September 30, 1999

Revenues. As noted, during the three month periods ended September 30, 2000 and September 30, 1999, Pro Net Link was a development stage enterprise. Accordingly, it engaged in limited revenue generating operations. Revenue increased from $1,802 for the three months ended September 30, 1999 to $2,130 for the three months ended September 30, 2000.

Expenses. Total expenses increased from $660,047 for the three months ended September 30, 1999 to $938,971 for the three months ended September 30, 2000, resulting in a net loss of $936,861 for the current period, compared to a loss of $658,245 for the previous period. The increase in expenses was primarily attributable to an increase in compensation, legal and related costs associated with the hiring of further staff in the areas of executive management, technology development and maintenance and sales and marketing.

On August 8, 2000, Pro Net Link entered into an agreement with GlobalNet
Venture Partners, Inc., to provide executive management and marketing services to the Company. This relationship was terminated on September 28, 2000. Compensation and legal expenses related to the GlobalNet Venture Partners, Inc., relationship were approximately $250,000 for the quarterly period ended September 30, 2000, and thus account for the principal increase in expense between the two periods.

Additional cost increases primarily relate to higher legal and accounting fees attributable to filings with the Securities and Exchange Commission associated with our becoming a "reporting company" pursuant to the Securities Exchange Act of 1934. Expenses attributable to Website development declined, as in-house staff performed many of the development and maintenance functions previously outsourced.

INFLATION

Inflationary factors did not directly bear on our operations during the fiscal periods since our inception.

LIQUIDITY AND CAPITAL RESOURCES

Pro Net Link has generated negative cash flows from operations in all periods since its inception in July 1997. At September 30, 2000, our net cash position of $220,058 represented an increase of $172,670, compared to June 30, 2000. During the three months ended September 30, 2000, net negative cash from operations of $927,330 primarily reflected our $936,861 net loss in the period. Net cash provided by financing during this period was $1,100,000 comprised of a repayment of bank debt of $400,000 and of new loans from a shareholder of $1,500,000 as follows:

                    On August 8, 2000, Pro Net Link's President, Jean Pierre Collardeau, loaned Pro Net Link an aggregate of $1,000,000 in consideration of the issuance of a convertible note bearing interest at 12% per annum and due August 8, 2001. The note is convertible into shares of the Company's common stock at $1.89 per share, subject to adjustments as defined in the convertible note. On October 10, 2000, the note maturity date was extended by one year to August 8, 2002.

                    In September, 2000, Pro Net Link's President, Jean Pierre Collardeau, loaned Pro Net Link $500,000. In consideration of the aforesaid loan, Pro Net Link issued a 12% Note to Jean Pierre Collardeau, dated October 10, 2000. Under this note, the loan is repayable on October 12, 2001 and bears interest at the Note of 12% per annum.


Subsequent to September 30, 2000, Pro Net Link entered into arrangements to obtain further debt and equity capital as follows:

                    On October 10, 2000, Pro Net Link sold 666,667 of its shares of common stock in a private placement for $500,000.
                    On October 10, 2000, the Company and its President entered into a Note Purchase Agreement (the "Agreement"). Pursuant to the Agreement, subject to certain conditions, the President is obligated to lend the Company up to an aggregate principal amount of $2,000,000. The commitment terminates at the earlier of October 10, 2001 or the date by which the cumulative principal amount of borrowings under the Agreement reaches $2 million. On the date that the commitment terminates, amounts then outstanding will be combined into one note that will be due in two years. Borrowings will bear interest at 12% per annum.

It is projected that the arrangements described above will provide sufficient capital resources to meet our operating needs through September 30, 2001.

We currently estimate that our base cash requirements for the next 12 months, which will include operating and marketing expenses, in addition to further technology and product development, will approximate $2,500,000. Although we have no material commitments during the next 12 months or beyond, the Company expects that it will continue to have substantial capital requirements in connection with the continued development, implementation and marketing of its products and services. There can be no assurances that Pro Net Link will attain break-even cash flow in any future periods.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK

INTEREST RATE RISK AND USE OF DERIVATIVES

During fiscal year 2000, Pro Net Link had available to it a $500,000 secured bank line of credit. Indebtedness under the revolving credit facility was priced on a floating interest rate basis and, accordingly, we were subject to a risk of rising interest rates. Outstanding liabilities under the facility were repaid on August 2, 2000 and we allowed the facility to lapse on August 6, 2000. On October 10, 2000, Pro Net Link entered into a Note Purchase Agreement with its President, Jean Pierre Collardeau, pursuant to which he is obligated to lend the Company up to an aggregate amount of $2,000,000. To date, Mr. Collardeau has not funded any loans to the Company under this agreement. Under our current risk management policies we do not contemplate using interest rate derivative instruments to manage exposure to rate changes. Since indebtedness under our note purchase facility with Mr. Collardeau does not bear floating interest rates, we do not run the risk that our cost of capital under the facility will fluctuate based upon changes in interest rates.

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

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.  The following exhibits are filed as part of this Form 10-Q.

 Exhibit
 Number                                Description
 -----------                           ---------------

 3.1                Amended and Restated Articles of Incorporation (1)
 3.2                Amended and Restated Bylaws (1)
10.1                2000 Stock Option Plan (3)
10.2 Amendment to the Pro Net Link Corp. 2000 Stock Option Plan, dated August 8, 2000(4)
10.3 Consulting Agreement by and between Pro Net Link and Zagoren-Zozzora, Inc., dated as of February 19, 1999 (2)
10.4 Shareholder and Voting Agreement, by and among Pro Net Link, Jean Pierre Collardeau, Glenn Zagoren and certain other parties, dated as of August 8, 2000. (4)
10.5 Registration Rights Agreement, by and among Pro Net Link, Jean Pierre Collardeau, Glenn Zagoren and certain other parties, dated as of August 8, 2000. (4)
10.6 Information Provider Agreement by and between Pro Net Link and Dun and Bradstreet, Inc., dated as of May 1, 2000.(5)
10.7 Note Purchase Agreement, by and between Pro Net Link and Jean Pierre Collardeau, dated October 10, 2000.(5)
10.8 12% Convertible Note issued by Pro Net Link to Jean Pierre Collardeau, dated August 8, 2000(4)
27.1                Financial Data Schedule (for Commission use only)*

--------------------------------------------------------------------------------
* Filed herewith.

(1) Filed as an exhibit to the Registrant's Registration Statement on Form 10 filed with the Commission on June 21, 1999.
(2) Filed as an exhibit to the Registrant's Registration Statement on Form 10/A filed with the Commission on December 14, 1999.
(3) Filed as an exhibit to the Registrant's Quarterly Report for the period ended March 31, 2000 on Form 10-Q filed with the Commission on May 15, 2000.
(4) Filed as an exhibit to the Registrant's Report of Form 8-K filed with the Commission on August 8, 2000.
(5) Filed as an exhibit to the Registrant's Registration Statement on Form 10-K filed with Commission on October 13, 2000.


(b) Reports on Form 8-K.

Report on Form 8-K, dated August 8, 2000, announcing certain agreements between Pro Net Link, GlobalNet Venture Partners, Inc. and other parties.

Report on Form 8-K, dated September 28, 2000, announcing certain agreements between Pro Net Link, GlobalNet Venture Partners, Inc. and other parties.

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2000

                                       PRO NET LINK CORP.
                                       (Registrant)


                                       By: /s/ Jean Pierre Collardeau
                                           Jean Pierre Collardeau
                                           President and Chief Executive Officer