Form 10-Q
period 2000-12-31
PRO NET LINK CORP
filed 2001-02-20
CIK 1048845

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

                           Yes X        No

Registrant had 52,129,737 shares of common stock outstanding as of January 31, 2001.


          -----------------------------------------------------------

                       This report consists of 14 pages

                               PRO NET LINK CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                      INDEX



                         PART I - FINANCIAL INFORMATION


                                                                                Page
                                                                                 No.
                                                                                 ---
ITEM 1.  Financial Statements

         Condensed Statements of Operations - Six
         Months Ended December 31, 2000, and Six Months
         Ended December 31, 1999, and from July 25, 1997
         (inception) through December 31, 2000  ................................ 3

         Condensed Statements of Operations - Three
         Months Ended December 31, 2000, and Three Months
         Ended December 31, 1999  .............................................. 4

         Condensed Balance Sheets - as of December
         31, 2000 and June 30, 2000 ............................................ 5

         Condensed Statements of Cash Flows - Six
         Months Ended December 31, 2000, and Six Months
         Ended December 31, 1999 and from July 25,
         1997 (inception) through December 31, 2000 ............................ 6

         Notes to Condensed Financial Statements ............................... 7

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations ............................................................ 8

ITEM 3.  Quantitative and Qualitative Disclosure
         About Market Risk ..................................................... 11

                              PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports .................................................. 12

SIGNATURES...................................................................... 13

ITEM 1. FINANCIAL STATEMENTS


                               PRO NET LINK CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          Six Months Ended            Cumulative July 25,
                                             December 31,              1997 (inception)
                                                                      Through December 31,
                                       2000                1999               2000
                                   ------------        ------------       -----------
REVENUES                           $     14,389        $     27,136       $   110,238
                                   ------------        ------------       -----------

EXPENSES
     Website Development                249,751             261,221         1,440,643
     Commissions                         97,500             108,875           454,106
     Selling, General and
       Administrative                 1,516,851           1,031,673         5,840,967
     Non-Cash Compensation
       Expense                           30,549             680,142         1,973,385
     Depreciation                        36,972              24,495           109,624
     Interest Expense                    74,648              12,253           108,843
                                   ------------        ------------       -----------

              Total Expenses          2,006,271           2,118,659         9,927,568
                                   ------------        ------------       -----------

              Net Loss             $ (1,991,882)       $ (2,091,523)      $(9,817,330)
                                   ============        ============       ===========


Basic Loss Per Share of
   Common Stock                    $      (0.04)       $      (0.04)      $     (0.19)
                                   ============        ============       ===========


Weighted Average Common
   Shares Outstanding                51,635,842          50,435,578        42,260,359
                                   ============        ============       ===========


The accompanying notes are an integral part of these financial statements.

                               PRO NET LINK CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months Ended
                                                        December 31,

                                                 2000                   1999
                                             ------------          ------------
REVENUES                                     $     12,259          $     25,334
                                             ------------          ------------

EXPENSES
     Website Development                          194,524               121,913
     Commissions                                   48,750                42,375
     Selling, General and
       Administrative                             724,661               586,633
     Non-Cash Compensation
       Expense                                     30,549               680,142
     Depreciation                                  18,486                18,807
     Interest Expense                              50,310                 8,742
                                             ------------          ------------

              Total Expenses                    1,067,280             1,458,612
                                             ------------          ------------

              Net Loss                       $ (1,055,021)         $ (1,433,278)
                                             ============          ============



Basic Loss Per Share of
   Common Stock                              $      (0.02)         $      (0.03)
                                             ============          ============


Weighted Average Common
   Shares Outstanding                          51,893,613            50,646,335
                                             ============          ============


The accompanying notes are an integral part of these financial statements.

                               PRO NET LINK CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS


                                                            December 31,         June 30,
                                                               2000               2000
                                                            (Unaudited)
                                                            -----------        -----------
ASSETS

CURRENT ASSETS:

        Cash                                                $    96,580        $    47,388
        Accounts Receivable                                      14,231             24,390
        Prepaid Expenses                                         58,333             29,833
        Loans Receivable - Employees                              3,500                 --
                                                            -----------        -----------

            TOTAL CURRENT ASSETS                                172,644            101,611

FIXED ASSETS (NET)                                              271,464            308,436

OTHER ASSETS                                                     48,667             48,667
                                                            -----------        -----------

            TOTAL ASSETS                                        492,775            458,714
                                                            ===========        ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

        Loan Payable - bank                                 $        --        $   400,000
        Accounts Payable and Accrued
           Expenses                                             420,970            180,543
        Deferred Income                                          26,012             31,045
                                                            -----------        -----------

            TOTAL CURRENT LIABILITIES                           446,982            611,588

LONG TERM LIABILITIES:

        Notes Payable to Shareholder                          1,650,000                 --
                                                            -----------        -----------

              TOTAL LIABILITIES                               2,096,982            611,588
                                                            -----------        -----------

SHAREHOLDERS' DEFICIT:

        Common stock, $.001 par value, 150,000,000
          shares authorized; 52,129,737
          shares issued at December 31, 2000
          and 51,378,070 shares issued at
          June 30, 2000                                          52,143             51,378
        Additional Paid-in Capital                            8,160,980          7,621,196
        Deficit Accumulated During Development
          Stage                                              (9,817,330)        (7,825,448)
                                                            -----------        -----------

    TOTAL SHAREHOLDERS' DEFICIT                              (1,604,207)          (152,874)
                                                            -----------        -----------

        TOTAL LIABILITIES AND SHAREHOLDERS'
          DEFICIT                                           $   492,775        $   458,714
                                                            ===========        ===========


The accompanying notes are an integral part of these financial statements.

                               PRO NET LINK CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Cumulative
                                                                                      July 25, 1997
                                                                                       (inception)
                                                              Six Months Ended           through
                                                                December 31,           December 31,

                                                          2000              1999           2000
                                                      ------------     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                             $ (1,991,882)    $ (2,091,523)   $ (9,817,330)
  Adjustments to reconcile net loss to net
    cash used in operating activities:

        Depreciation                                       36,972           24,495         109,624
        Amortization of deferred rental income             (5,033)          (6,300)        (16,313)
        Stock Issued for Services                                                           80,124
        Non-Cash Services and compensation                 30,549          680,142       1,988,385

  Changes in assets and liabilities:

        Decrease (increase) in prepaid and other
          current assets                                  (32,000)          84,911        (61,833)
        Decrease (increase) in accounts receivable         10,159          (23,000)       (14,231)
        Decrease (increase) in other assets                    --           95,718        (48,667)
        (Decrease) increase in accounts payable
          and accrued expenses                            240,427         (186,880)       463,295
                                                       -----------      -----------    -----------

  NET CASH USED IN OPERATING ACTIVITIES                (1,710,808)      (1,422,437)    (7,316,946)
                                                       -----------      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of fixed assets                                     --         (234,670)      (381,088)
                                                       -----------      -----------   -----------
  CASH USED IN INVESTING ACTIVITIES                            --         (234,670)      (381,088)
                                                       -----------      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Sale of common stock                                     510,000       1,250,000      4,534,300
  Proceeds from notes payable to shareholder             1,650,000              --      2,169,125
  Repayment of notes payable to shareholder                     --              --        (75,311)
  Proceeds from (repayment of) note payable - bank        (400,000)        100,000             --
  Proceeds received from common stock subscribed                --              --      1,200,000
  Cost related to share exchange                                --              --        (33,500)
  Increase in cash overdraft                                    --          21,848             --
                                                        -----------     -----------    -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES              1,760,000       1,371,848      7,794,614
                                                        -----------     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        49,192        (285,259)        96,580

CASH AT BEGINNING OF PERIOD                                 47,388         285,259             --
                                                        -----------    -----------     -----------
CASH AT END OF PERIOD                                $      96,580    $         --    $    96,580
                                                        ===========    ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                             $      56,672    $     11,228    $    31,491
                                                        ===========     ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING & INVESTING ACTIVITIES:

     1.Stock options issued in conjunction with
       consulting agreement-non-cash compensation    $          --    $    680,142    $ 1,942,836
     2.Stock options issued in conjunction with
       employment agreement                          $      30,549    $         --    $    45,549
     3.Debt converted to common stock                $          --    $         --    $   443,814
     4. Common stock issued for services             $          --    $         --    $    88,624


The accompanying notes are an integral part of these financial statements.

                               PRO NET LINK CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

Note - 2        Management Agreement.

                On August 8, 2000, Pro Net Link entered into an agreement with an entity to provide executive management and marketing services to the Company. This relationship was terminated on September 28, 2000. Compensation and legal expenses related to the agreement were approximately $250,000 for the six months ended December 31, 2000.


Note - 3        Non-Cash Services Compensation

                On December 26, 2000, the Company issued a total of 85,000 registered shares of common stock to two employees per employment contracts as compensation. These shares were valued at the market price on December 26, 2000, at $.3594 per share. For the six months ended December 31, 2000, non-cash compensation expense was $30,549.

Note - 4        Note Purchase Agreement

                The Company has a note purchase agreement ("Agreement") with its President that allows the Company to borrow up to $2,000,000. The Agreement ends on October 12, 2001, or the date by which aggregate borrowings total $2,000,000. On that date, aggregate borrowings will be combined to one note that will be due in two years. The note will bear interest at 12% per annum. At December 31, 2000, the aggregate borrowings totaled $150,000. Subsequently, the Company has borrowed an additional $250,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in our Form 10-K for the year ended June 30, 2000.

The information set forth below includes forward-looking statements that involve numerous risks and uncertainties including, but not limited to, the demand for the Company's services and the ability of the Company to successfully implement its strategies, each of which may be impacted, among other things, by economic and competitive or technological conditions. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements and readers are cautioned not to place undue reliance on any forward-looking statements contained in this report. The Company undertakes no obligation to publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

OVERVIEW

We are a development stage corporation formed in July 1997 with a limited operating history. We are a business-to-business ("B2B") firm that has historically focused on facilitating the conduct of international trade through various tools and services accessible through our Internet Website. We have historically based our business model on the delivery of international trade-related news, programming and services through this Website. Sources of revenue to date have included registered "premium" user fees, banner advertising, the Leaders in Global Trade program, and, most recently, broadcast services.

We have not generated profits since our mid-1997 start-up. Substantial expenses have been incurred since inception associated with our corporate formation, the conduct of market research, the building of an operating infrastructure, product development, solicitation of users, and the design, development and promotion of our Website and related services. Our revenues have been limited. Since inception, Pro Net Link has incurred significant losses, resulting in an accumulated deficit of $9,817,330 as at December 31, 2000.

On February 6, 2001, our Board of Directors announced that we had approved a plan to re-focus the Company and to engage a financial services firm to raise equity for the Company. The re-focussing called for a reduction in operating expenses, the sale of the Company's Internet broadcast services, and the completion of the Company's ASP (Application Service Provider) trade transaction solution, termed the "Master Transaction Logic", or "MTL". The Company has significantly reduced staffing, retaining the core executive, administrative and technical staff for the development of the MTL product and maintenance of the Company's website. We have also elected not to renew the marketing services contract with Zagoren-Zozzora, Inc. ("ZZI"), which expired on February 15, 2001. These, and other cost reductions, we see as reducing monthly operating expenses (not including research and development of the MTL product) by over 50%.

Glenn Zagoren, President of ZZI, remains as non-executive Chairman of the Board of the Company.

We are currently in negotiations with various parties for the sale of all or the majority of our interests in our Internet broadcast services, which include the Virtual Trade Show product, PNLTV, and various broadcast services. We currently intend to retain an equity or other interest in the broadcast services as a condition of sale. However, there can be no assurances that such a transaction will be consummated, or that any such transaction will be consummated in the form currently contemplated by us.

All ongoing development will be focused on the Master Transaction Logic (MTL) transaction platform, for which technical specifications have been completed and development has begun. We intend the MTL system to be an independent and open standard based Application Service Provider (ASP) solution that integrates a seamless "end-to-end" online process for SMEs (Small to Mid-Sized Enterprises) engaged in international trade. The MTL is being developed to be a stand-alone transaction module that can be accessed from within the ProNetLink.com site and licensed as an ASP system to any Internet e-commerce entity that wants to profit from its capabilities. We filed a provisional patent application with the U.S. Patent Office for the MTL on January 18, 2001.

Although we will maintain our website and associated businesses (such as banner advertising and membership fees), we do not currently intend to focus any significant financial and managerial resources on sales and marketing to develop the revenue models associated with the website. Pending the sale of our broadcast services, we intend to retain the capability to fulfill broadcast services contracts.

Under the agreement signed with the financial services firm, the firm will earn fees equal to a percentage of the gross proceeds of any sale of company securities. A draft term sheet, which is annexed to the agreement, contemplates that investors identified by the financial services firm would provide us with up to $10 million under an equity line of credit. Pursuant to this agreement, the firm has identified two potential investors, and we have initiated negotiations with them. However, there can be no assurances that such a transaction will be consummated, or that any such transaction will be consummated in a form currently contemplated by us.

We believe that our success will depend, in large part, on our ability to develop the MTL/ASP product, to increase market awareness and acceptance for this product, to raise additional operating capital to build technology and non-technology infrastructures and to continue product research and development.

An evaluation of our prospects must be considered in light of the risks associated with companies in the early stages of development, particularly for ones in the rapidly evolving B2B Internet marketplace. Certain risks for us include, but are not limited to, having an unproven business model, capital requirements and, if we successfully expand our operations, management of growth. To address these risks, we must, among other things, raise significant capital to develop our MTL product, continue to develop and successfully execute our business and marketing plans, and continue to develop the MTL product technologically and to market it. There can be no assurance that we will be successful in addressing these risks, and the failure to do so could prevent Pro Net Link from generating profitable operations.


RESULTS OF OPERATIONS

Six months ended December 31, 2000 and December 31, 1999

Revenues. As noted, during the six month periods ended December 31, 2000 and December 31, 1999, Pro Net Link was a development stage enterprise. Accordingly, it engaged in limited revenue generating operations. Revenue decreased from $27,136 for the six months ended December 31, 1999 to $14,389 for the six months ended December 31, 2000.

Expenses. Total expenses decreased from $2,118,659 for the six months ended December 31, 1999 to $2,006,271 for the six months ended December 31, 2000, resulting in a net loss of $1,991,882 for the current period, compared to a loss of $2,091,523 for the previous period.

Three months ended December 31, 2000 and December 31, 1999

Revenues. As noted, during the three month periods ended December 31, 2000 and December 31, 1999, Pro Net Link was a development stage enterprise. Accordingly, it engaged in limited revenue generating operations. Revenue decreased from $25,334 for the three months ended December 31, 1999 to $12,259 for the three months ended December 31, 2000.

Expenses. Total expenses decreased from $1,458,612 for the three months ended December 31, 1999 to $1,067,280 for the three months ended December 31, 2000, resulting in a net loss of $1,055,021 for the current period, compared to a loss of $1,433,278 for the previous period.

The decrease in expenses was primarily attributable to the factors described below:

On August 8, 2000, Pro Net Link entered into an agreement with GlobalNet Venture Partners, Inc., to provide executive management and marketing services to the Company. This relationship was terminated on September 28, 2000. Compensation and legal expenses related to the GlobalNet Venture Partners, Inc., relationship were approximately $250,000 for the quarterly period ended September 30, 2000, and thus account for the principal decrease in expense between the two periods.

Additional cost increases primarily relate to higher professional fees attributable to filings with the Securities and Exchange Commission associated with our becoming a "reporting company" pursuant to the Securities Exchange Act of 1934, and specifically to the filing of our first 10-K and Proxy Statement during the period. We also incurred significant expenses in holding our Shareholders meeting during the period. These expenses exceeded $100,000. Expenses attributable to Website development declined, as in-house staff performed many of the development and maintenance functions previously outsourced.

The decrease in revenues was primarily attributable to the factors described below:

The revenue decreases, for the six month periods ended December 31, 2000 as compared to December 31, 1999, are attributable to the net effect of a barter arrangement of $10,000 in broadcast sales for marketing services under a contract with the United Nations. The total value of this contract was $20,000, but only the net revenues of $10,000 were reported as revenue for the period ended December 31, 2000.

INFLATION

Inflationary factors did not directly bear on our operations during the fiscal periods since our inception.

LIQUIDITY AND CAPITAL RESOURCES

Pro Net Link has generated negative cash flows from operations in all periods since its inception in July 1997. At December 31, 2000, our net cash position of $96,580 represented an increase of $49,192, compared to June 30, 2000.

During the six months ended December 31, 2000, net negative cash from operations of $1,710,808 primarily reflected our $1,991,882 net loss in the period.
Net cash provided by financing during this period was $1,760,000, comprised of new loans from a shareholder of $1,650,000, private placement of shares of $510,000, and the repayment of bank debt of $400,000, as follows:

        On August 8, 2000, our President, Jean Pierre Collardeau, loaned Pro Net Link an aggregate of $1,000,000 in consideration of the issuance of a convertible note bearing interest at 12% per annum and due August 8, 2001. The note is convertible into shares of our common stock at $1.89 per share, subject to adjustments as defined in the convertible note. On October 10, 2000, the note maturity date was extended by one year to August 8, 2002.

        In September, 2000, our President, Jean Pierre Collardeau, loaned us $500,000. In consideration of the aforesaid loan, we issued a 12% Note to Jean Pierre Collardeau, dated October 10, 2000. Under this note, the loan was repayable on October 12, 2001 and bears interest at the Note of 12% per annum. On October 10, 2000, the note maturity date was extended by one year to October 12, 2002.

        On October 10, 2000, we sold 666,667 of our shares of common stock in a private placement for $510,000.

        On October 10, 2000, we entered into a Note Purchase Agreement (the "Agreement") with our President, Jean Pierre Collardeau. Pursuant to the Agreement, subject to certain conditions, the President is obligated to lend us up to an aggregate principal amount of $2,000,000. The commitment terminates at the earlier of October 10, 2001 or the date by which the cumulative principal amount of borrowings under the Agreement reaches $2 million. On the date that the commitment terminates, amounts then outstanding will be combined into one note that will be due in two years. Borrowings will bear interest at 12% per annum. As of December 31, 2000, we had borrowed $150,000 under this Note Purchase Agreement.

        Subsequent to December 31, 2000, we have drawn down an additional $250,000 against the Note Purchase Agreement as follows: $100,000 on January 10, 2001; $75,000 on January 17, 2001; and $75,000 on January
        25, 2001.

We currently estimate that our base operating cash requirements (excluding projected expenses for research, development and marketing of the MTL product) for the next six months will approximate $700,000. Additionally, we will need to secure funding through the equity lines of credit currently under negotiation, or from other sources, to complete the development and marketing of the MTL/ASP product. Although we have no material commitments during the next 6 months or beyond, we expect to continue to have substantial capital requirements (a minimum of $4.0 million) in connection with the continued development, implementation and marketing of our MTL/ASP product. There can be no assurances that we will successfully raise the capital required to develop the product or to attain break-even cash flow in any future periods. In the absence of such funding, we will not be able to pursue our primary product, and be forced to consider all future alternatives.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK AND USE OF DERIVATIVES

During fiscal year 2000, we had available to us a $500,000 secured bank line of credit. Indebtedness under the revolving credit facility was priced on a floating interest rate basis and, accordingly, we were subject to a risk of rising interest rates. Outstanding liabilities under the facility were repaid on August 2, 2000 and we allowed the facility to lapse on August 6, 2000. On October 10, 2000, we entered into a Note Purchase Agreement with our President, Jean Pierre Collardeau, pursuant to which he is obligated to lend the Company up to an aggregate amount of $2,000,000. To date, Mr. Collardeau has funded $400,000 to the Company under this agreement. Under our current risk management policies we do not contemplate using interest rate derivative instruments to manage exposure to rate changes. Since indebtedness under our note purchase facility with Mr. Collardeau does not bear floating interest rates, we do not run the risk that our cost of capital under the facility will fluctuate based upon changes in interest rates.

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.  The following exhibits are filed as part of this Form 10-Q.

 Exhibit
 Number                                Description
 -----------                           ---------------
 3.1                Amended and Restated Articles of Incorporation (1)
 3.2                Amended and Restated Bylaws (1)
10.1                2000 Stock Option Plan (3)
10.2                Amendment to the Pro Net Link Corp. 2000 Stock Option Plan,
                    dated August 8, 2000(4)
10.3                Consulting Agreement by and between Pro Net Link and
                    Zagoren-Zozzora, Inc., dated as of February 19, 1999 (2)
10.4                Shareholder and Voting Agreement, by and among Pro Net Link,
                    Jean Pierre Collardeau, Glenn Zagoren and certain other
                    parties, dated as of August 8, 2000. (4)
10.5                Registration Rights Agreement, by and among Pro Net Link,
                    Jean Pierre Collardeau, Glenn Zagoren and certain other
                    parties, dated as of August 8, 2000. (4)
10.6                Information Provider Agreement by and between Pro Net Link and Dun and Bradstreet, Inc., dated as of May 1, 2000.(5)
10.7                Note Purchase Agreement, by and between Pro Net Link and
                    Jean Pierre Collardeau, dated October 10, 2000.(5)
10.8                12% Convertible Note issued by Pro Net Link to Jean Pierre
                    Collardeau, dated August 8, 2000(4)
10.9                S-8 registration of shares of common stock for the Company's
                    Pronetlink 2000 employee stock option program.(6)
10.10               Notification of Late Filing. (7)

--------------------------------------------------------------------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form 10 filed with the Commission on June 21, 1999.
(2) Filed as an exhibit to the Registrant's Registration Statement on Form 10/A filed with the Commission on December 14, 1999.
(3) Filed as an exhibit to the Registrant's Quarterly Report for the period ended March 31, 2000 on Form 10-Q filed with the Commission on May 15, 2000.
(4) Filed as an exhibit to the Registrant's Report of Form 8-K filed with the Commission on August 8, 2000.
(5) Filed as an exhibit to the Registrant's Registration Statement on Form 10-K filed with the Commission on October 13, 2000.
(6) Filed on Form S8 with the Commission on December 21, 2000.
(7) Filed on Form 12-b-25 with the Commission on February 14, 2001.

(b) Reports on Form 8-K.

Report on Form 8-K, dated August 8, 2000, announcing certain agreements between Pro Net Link, GlobalNet Venture Partners, Inc. and other parties.

Report on Form 8-K, dated September 28, 2000, announcing certain agreements between Pro Net Link, GlobalNet Venture Partners, Inc. and other parties.

Report on Form 8-K, dated February 7, 2001, announcing a re-organization of the Company and the retention by the Company of a financial services firm.

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 20, 2001

                                       PRO NET LINK CORP.
                                       (Registrant)


                                       By: /s/ Jean Pierre Collardeau
                                           Jean Pierre Collardeau
                                           President and Chief Executive Officer