Form 10-Q
period 2001-03-31
PRO NET LINK CORP
filed 2001-05-21
CIK 1048845

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001


                                       OR


[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to ________________


Commission File Number 000-26451
                       ---------

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

                           Yes X        No

Registrant had 52,208,070 shares of common stock outstanding as of May 15, 2001.

          -----------------------------------------------------------

                       This report consists of 16 pages

================================================================================

                               PRO NET LINK CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                          PAGE
                                                                           NO.
                                                                          ----

ITEM 1.  Financial Statements

         Condensed Statements of Operations - Nine
         Months Ended March 31, 2001, and Nine Months
         Ended March 31, 2000, and from July 25, 1997
         (inception) through March 31, 2001  ............................. 3

         Condensed Statements of Operations - Three
         Months Ended March 31, 2001, and Three Months
         Ended March 31, 2000  ........................................... 4

         Condensed Balance Sheets - as of March
         31, 2001 and June 30, 2000 ...................................... 5

         Condensed Statements of Cash Flows - Nine
         Months Ended March 31, 2001, Nine Months
         Ended March 31, 2000, and From July 25, 1997,
         (inception) through March 31, 2001 .............................. 6

         Condensed Statements of Cash Flows - Three
         Months Ended March 31, 2001, and Three
         Months Ended March 31, 2000 ..................................... 7

         Notes to Condensed Financial Statements ......................... 8

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations ..................................................... 10

ITEM 3.  Quantitative and Qualitative Disclosure
         About Market Risk .............................................. 14

                              PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports ........................................... 15

SIGNATURES............................................................... 16

--------------------------------------------------------------------------------
                                                                        Page 2

ITEM 1. FINANCIAL STATEMENTS


                               PRO NET LINK CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Cumulative July 25,
                                    Nine Months Ended        1997 (inception)
                                       March 31,             Through March 31,
                              ----------------------------- ------------------
                                  2001            2000              2001
                              ------------    ------------   -----------------
REVENUES                      $     14,459    $     51,816    $    110,308
                              ------------    ------------    ------------
EXPENSES
     Website Development           264,034         312,569       1,454,926
     Commissions                   127,917         136,250         484,523
     Selling, General and
       Administrative
       (exclusive of non-
       cash compensation
       expense shown below)      2,026,910       1,699,765       6,336,024
     Non-Cash Compensation
       Expense                      65,924       1,020,213       2,023,760
     Depreciation                   55,458          37,428         128,110
     Interest Expense (Net)        129,739          15,220         163,934
                              ------------    ------------    ------------
              Total Expenses     2,669,982       3,221,445      10,591,277
                              ------------    ------------    ------------
              Net Loss        $ (2,655,523)   $ (3,169,629)   $(10,480,969)
                              ============    ============    ============
Basic Loss Per Share of
   Common Stock               $      (0.05)   $      (0.06)   $      (0.20)
                              ============    ============    ============
Weighted Average Common
   Shares Outstanding           51,810,515      50,663,100      51,810,515
                              ============    ============    ============


The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------
                                                                       Page 3

                                  PRO NET LINK CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended
                                                           March 31,
                                             ----------------------------------
                                                 2001                   2000
                                             ------------          ------------
REVENUES                                     $         70          $     24,680
                                             ------------          ------------
EXPENSES
     Website Development                           14,283                51,348
     Commissions                                   30,417                27,375
     Selling, General and
       Administrative
       (exclusive of non-
       cash compensation
       expense shown below)                       510,059               668,092
     Non-Cash Compensation
       Expense                                     35,375               340,071
     Depreciation                                  18,486                12,933
     Interest Expense                              55,091                 2,967
                                             ------------          ------------
              Total Expenses                      663,711             1,102,786
                                             ------------          ------------
              Net Loss                       $   (663,641)         $ (1,078,106)
                                             ============          ============
Basic Loss Per Share of
   Common Stock                              $      (0.01)         $      (0.02)
                                             ============          ============
Weighted Average Common
   Shares Outstanding                          52,167,626            51,065,882
                                             ============          ============




The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                                         Page 4

                               PRO NET LINK CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS


                                                       March 31,     June 30,
                                                         2001          2000
                                                      (Unaudited)
                                                      -----------   -----------
ASSETS

CURRENT ASSETS:
        Cash                                          $     2,702   $    47,388
        Accounts Receivable                                 5,850        24,390
        Prepaid Expenses                                   14,583        29,833
        Loans Receivable - Employees                       17,923            --
                                                      -----------   -----------
            TOTAL CURRENT ASSETS                           41,058       101,611

FIXED ASSETS (NET)                                        253,195       308,436

OTHER ASSETS                                               48,667        48,667
                                                      -----------   -----------
            TOTAL ASSETS                                  342,920       458,714
                                                      ===========   ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
        Loan Payable - bank                           $        --   $   400,000
        Accounts Payable and Accrued
           Expenses                                       441,899       180,543
        Deferred Income                                    23,494        31,045
                                                      -----------   -----------
            TOTAL CURRENT LIABILITIES                     465,393       611,588

LONG TERM LIABILITIES:
        Notes Payable to Shareholder                    2,110,000            --
                                                      -----------   -----------
              TOTAL LIABILITIES                         2,575,393       611,588
                                                      -----------   -----------

SHAREHOLDERS' DEFICIT:
        Common stock, $.001 par value,
          150,000,000 shares authorized; 52,208,070
          shares issued at March 31, 2001 and
          51,378,070 shares issued at
          June 30, 2000                                    52,208        51,378
        Additional Paid-in Capital                      8,196,288     7,621,196
        Deficit Accumulated During
          Development Stage                           (10,480,969)   (7,825,448)
                                                      -----------   -----------
    TOTAL SHAREHOLDERS' DEFICIT                        (2,232,473)     (152,874)
                                                      -----------   -----------
        TOTAL LIABILITIES AND SHAREHOLDERS'
          DEFICIT                                     $   342,920   $   458,714
                                                      ===========   ===========

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                                         Page 5

                               PRO NET LINK CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Cumulative
                                                                                      July 25, 1997
                                                                                       (inception)
                                                             Nine Months Ended           through
                                                                 March 31,               March 31,
                                                      -----------------------------    ------------
                                                          2001              2000           2001
                                                      ------------     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                               $ (2,655,523)   $ (3,169,629)   $(10,480,969)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
        Depreciation                                         55,458          37,428         128,110
        Amortization of deferred rental income               (7,551)         (8,845)        (18,831)
        Stock Issued for Services                              --            79,558          80,124
        Non-Cash Services and compensation                   65,924       1,020,213       2,023,760
  Changes in assets and liabilities:
        Decrease (increase) in prepaid and other
          current assets                                     (2,673)         86,083         (32,506)
        Decrease (increase) in accounts receivable           18,540         (24,450)         (5,850)
        Decrease (increase) in other assets                    --            95,718         (48,667)
        (Decrease) increase in accounts payable
          and accrued expenses                              261,356        (271,194)        484,224
                                                       ------------    ------------    ------------
  NET CASH USED IN OPERATING ACTIVITIES                  (2,264,469)     (2,155,118)     (7,870,605)
                                                       ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                     (217)       (244,355)       (381,305)
                                                       ------------    ------------    ------------
CASH USED IN INVESTING ACTIVITIES                              (217)       (244,355)       (381,305)
                                                       ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                      510,000       2,500,000       4,534,300
  Proceeds from notes payable to shareholder              2,110,000            --         2,169,125
  Repayment of notes payable to shareholder                    --              --           (75,311)
  Proceeds from (repayment of) note payable - bank         (400,000)           --              --
  Proceeds received from common stock subscribed               --              --         1,200,000
  Cost related to share exchange                               --              --           (33,500)
  Increase in cash overdraft                                   --              --              --
                                                       ------------    ------------    ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES               2,220,000       2,500,000       8,254,614
                                                       ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (44,686)        100,527           2,702

CASH AT BEGINNING OF PERIOD                                  47,388         285,259            --
                                                       ------------    ------------    ------------
CASH AT END OF PERIOD                                  $      2,702    $    385,786    $      2,702
                                                       ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                               $    109,262    $     15,220    $     84,081
                                                       ============    ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING & INVESTING ACTIVITIES:
      1.Stock options issued in conjunction with
        consulting agreements, non-cash
        compensation                                   $       --      $  1,020,213    $ 1,942,836
     2. Stock options and stock grants issued
        in conjunction with employment agreements      $     65,924    $       --      $    80,924
     3. Debt converted to common stock                 $       --      $       --      $   443,814
     4. Common stock issued for services               $       --      $     79,558    $    88,624


  The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                                          Page 6

                               PRO NET LINK CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                     ---------------------------
                                                         2001             2000
                                                     ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                             $  (663,641)   $(1,078,106)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
        Depreciation                                      18,486         12,933
        Amortization of deferred rental income            (2,518)        (2,545)
        Stock Issued for Services                           --           79,558
        Non-Cash Services and compensation                35,375        340,071

  Changes in assets and liabilities:
        Decrease (increase) in prepaid and other
          current assets                                  29,327          1,172
        Decrease (increase) in accounts receivable         8,381         (1,450)
        Decrease (increase) in other assets                 --             --
        (Decrease) increase in accounts payable
          and accrued expenses                            20,929        (84,314)
                                                     -----------    -----------
  NET CASH USED IN OPERATING ACTIVITIES                 (553,661)      (732,681)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                  (217)        (9,685)
                                                     -----------    -----------
  CASH USED IN INVESTING ACTIVITIES                         (217)        (9,685)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                      --        1,250,000
  Proceeds from notes payable to shareholder             460,000           --
  Repayment of notes payable to shareholder                 --             --
  Proceeds from (repayment of) note payable - bank          --         (100,000)
  Proceeds received from common stock subscribed            --             --
  Cost related to share exchange                            --             --
  Increase in cash overdraft                                --          (21,848)
                                                     -----------    -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES              460,000      1,128,152
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (93,878)       385,786

CASH AT BEGINNING OF PERIOD                               96,580           --
                                                     -----------    -----------
CASH AT END OF PERIOD                                $     2,702    $   385,786
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                             $    52,590    $     3,992
                                                     ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING & INVESTING ACTIVITIES:
     1. Stock options issued in conjunction with
        consulting agreements, non-cash
        compensation                                 $      --      $   340,071
     2. Stock grants and stock options issued
        in conjunction with employment agreement     $    35,375    $      --
     3. Debt converted to common stock               $      --      $      --
     4. Common stock issued for services             $      --      $    79,558


  The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                                        Page 7

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

Note - 2  Management Agreement.

          On August 8, 2000, Pro Net Link entered into an agreement with an entity to provide executive management and marketing services to the Company. This relationship was terminated on September 28, 2000. Compensation and legal expenses related to the agreement were approximately $250,000 for the nine months ended March 31, 2001.

Note - 3  Non-Cash Compensation

          On December 26, 2000, the Company issued a total of 85,000 registered shares of common stock to two employees per employment contracts as compensation. These shares were valued at the market price on December 26, 2000, at $.3594 per share. On December 31, 2000, the Company issued an employee options to purchase restricted shares of common stock per an employment contract at a below market rate; non-cash compensation was valued at $24,000. On February 26, 2001, the Company issued a total of 65,000 Registered shares to an employee per an employment contract as Compensation. These shares were valued at the market price on February 26, 2001, at $0.1755 per share. For the nine months ended March 31, 2001, non-cash compensation expense was $65,924.

Note - 4  Note Purchase Agreement

          The Company has a note purchase agreement ("Agreement") with its President that allows the Company to borrow up to $2,000,000. The Agreement ends on October 12, 2001, or the date by which aggregate borrowings total $2,000,000. On that date, aggregate borrowings will be combined to one note that will be due in two years. The note will bear interest at 12% per annum. At March 31, 2001, the aggregate borrowings totaled $600,000. Subsequently, the Company has borrowed an additional $215,000.

Note - 5  Common Stock Purchase Agreement

          On March 29, 2001, the Company entered into a Common Stock Purchase Agreement with a financial institution for an equity line of credit up to $5,000,000 over an eighteen month period. Under the terms of the Stock Purchase Agreement, Pro Net Link can issue and exercise a put for a number of shares of common stock not to exceed fifteen percent of the aggregate trading volume of the common stock as traded on the Over-the-Counter Bulletin Board during the twenty

--------------------------------------------------------------------------------
                                                                        Page 8
          consecutive trading days immediately preceding the date of the notice. The Stock Purchase Agreement requires fifteen trading days between the issuance of puts. The purchase price for the shares to be acquired by Waveland in each put will be 90% of the market price of such shares. The Stock Purchase Agreement defines "Market Price" as the average of the three lowest closing bid prices of Pro Net Link's common stock for the twenty trading days (ten trading days for the initial put) beginning on the commencement date of the put.

Note - 6 Asset Purchase Agreement

          On April 13, 2001, the Company entered into an Asset Purchase Agreement with an entity, ZZTV, whose president is also Chairman of the Company, for the sale of the Company's Internet Broadcast service. Through this Asset Purchase Agreement, the Company retains the right to the display, on its website, any trade-related content produced by ZZTV at no cost; retains 40% of any net revenues received by ZZTV for all advertising supplied by the Company; grants the Company twenty percent (20%) of all net profits earned by ZZTV for all revenues which derive from PNL-TV sales contracts in effect at the Asset Purchase Agreement date; and gives the Company the right to purchase up to ten percent (10%) of the equity in ZZTV, at a price which matches the lowest price paid by any other equity purchaser in ZZTV. ZZTV receives Internet broadcast equipment, PNLTV web pages and programming, past encoded broadcast shows, and the PNLTV name.

--------------------------------------------------------------------------------
                                                                         Page 9

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

OVERVIEW

We are a development stage corporation formed in July 1997 with a limited operating history. We are a business-to-business firm that has historically focused on facilitating the conduct of international trade through various tools and services accessible through our Internet Website. We have historically based our business model on the delivery of international trade-related news, programming and services through this Website. Sources of revenue to date have included registered "premium" user fees, banner advertising, the Leaders in Global Trade program, and, most recently, broadcast services.

We have not generated profits since our mid-1997 start-up. Substantial expenses have been incurred since inception associated with our corporate formation, the conduct of market research, the building of an operating infrastructure, product development, solicitation of users, and the design, development and promotion of our Website and related services. Our revenues have been limited. Since inception, Pro Net Link has incurred significant losses, resulting in an accumulated deficit of $10,480,969 as at March 31, 2001.

On February 6, 2001, our Board of Directors announced that we had approved a plan to re-focus Pro Net Link and to engage a financial services firm to raise equity for Pro Net Link. The re-focusing called for a reduction in operating expenses, the sale of Pro net Link's Internet broadcast services, and the completion of Pro Net Link's Application Service Provider trade transaction solution, termed the "Master Transaction Logic". Pro Net Link has significantly reduced staffing, retaining the core executive, administrative and technical staff for the development of the Master Transaction Logic product and maintenance of Pro Net Link's website. We have also elected not to renew the marketing services contract with Zagoren-Zozzora, Inc., which expired on February 15, 2001. Glenn Zagoren, President of Zagoren-Zozzora, remains as non-executive Chairman of the Board of Pro Net Link. These, and other cost reductions, reduced our monthly operating expenses not including research and development of the Master Transaction Logic product by over 50%.

On March 29, 2001, we entered into an equity line of credit facility with Waveland Capital, LLC through a Common Stock Purchase Agreement and Registration Rights Agreement. We have the right (but not the obligation) to sell up to $5,000,000 worth of our common stock to Waveland in periodic draw downs made at our election.

--------------------------------------------------------------------------------
                                                                        Page 10

Our Internet broadcast facility, PNL-TV, which was created in October, 1999, and ceased operations in January 2001, was sold to ZZTV Inc. pursuant to an Asset Purchase Agreement dated April 13, 2001. Through this Asset Purchase Agreement, we retain the right to display, through our existing PNL-TV section on our website, any trade-related content produced by ZZTV at no cost to us. We also retain 40% of any net revenues received by ZZTV for all advertising supplied by us in the PNL-TV section of our Global Trade Internetwork. This Asset Purchase Agreement also grants us twenty percent (20%) of all net profits earned by ZZTV for all revenues which derive from PNL-TV sales contracts and sales agreements in effect at the Asset Purchase Agreement date, and gives us the right to purchase up to ten percent (10%) of the equity in ZZTV, at a price which matches the lowest price paid by any other equity purchaser in ZZTV.

All ongoing development has been focused on the Master Transaction Logic transaction platform, for which technical specifications have been completed and development has begun. We intend the Master Transaction Logic system to be an independent and open standard based solution that integrates a seamless "end-to-end" online process for Small to Mid-Sized Enterprises engaged in international trade. The Master Transaction Logic is being developed to be a stand-alone transaction module that can be accessed from within the ProNetLink.com site and licensed as an Application Service Provider system to any Internet e-commerce entity that wants to profit from its capabilities. We filed a provisional patent application with the U.S. Patent Office for the Master Transaction Logic on January 18, 2001.

On April 20, 2001, we signed a Master Software License Agreement, a Master Services Agreement, and a Task Order with Commerce One to build our Master Transaction Logic product.

Although we will maintain our website and associated businesses (such as banner advertising and membership fees), we do not currently intend to focus any significant financial and managerial resources on sales and marketing to develop the revenue models associated with our website.

We believe that our success will depend, in large part, on our ability to develop the Master Transaction Logic/Application Service Provider product, to increase market awareness and acceptance for this product, to raise additional operating capital to build technology and non-technology infrastructures and to continue product research and development.

An evaluation of our prospects must be considered in light of the risks associated with companies in the early stages of development, particularly for ones in the rapidly evolving business-to-business Internet marketplace. Certain risks for us include, but are not limited to, having an unproven business model, capital requirements and, if we successfully expand our operations, management of growth. To address these risks, we must, among other things, raise significant capital by drawing on our equity credit line with Waveland Capital, LLC, to develop our Master Transaction Logic product, continue to develop and successfully execute our business and marketing plans, and complete the development of the Master Transaction Logic product technologically and to market it. There can be no assurance that we will be successful in addressing these risks, and the failure to do so could prevent Pro Net Link from generating profitable operations.

RESULTS OF OPERATIONS

Nine months ended March 31, 2001 and March 31, 2000

Revenues. As noted, during the nine month periods ended March 31, 2001 and March 31, 2000, Pro Net Link was a development stage enterprise. Accordingly, it engaged in limited revenue generating operations. Revenue decreased from $51,816 for the nine months ended March 31, 2000 to $14,459 for the nine months ended March 31, 2001.

Expenses. Total expenses decreased from $3,221,445 for the nine months ended March 31, 2000 to $2,669,982 for the nine months ended March 31, 2001, resulting in a net loss of $2,655,523 for the current period, compared to a loss of $3,169,629 for the previous period.

Three months ended March 31, 2001 and March 31, 2000

--------------------------------------------------------------------------------
                                                                         Page 11

Revenues. As noted, during the three month periods ended March 31, 2001 and March 31, 2000, Pro Net Link was a development stage enterprise. Accordingly, it engaged in limited revenue generating operations. Revenue decreased from $24,680 for the three months ended March 31, 2000 to $70 for the three months ended March 31, 2001.

Expenses. Total expenses decreased from $1,102,786 for the three months ended March 31, 2000 to $663,711 for the three months ended March 31, 2001, resulting in a net loss of $663,641 for the current period, compared to a loss of $1,078,106 for the previous period.

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

On February 6, 2001, we announced our decision to focus on the development of our MTL product, and subsequently ceased development and production of our PNLTV Internet broadcast service, reduced our staff and operating expenses significantly, and eliminated all non-essential website services. We also utilized less expensive Alternate and in-house resources to process our legal corporate responsibilities and SEC filings. This accounted for a 40% overall reduction in total operating expenses compared to the previous quarter.

The decrease in revenues was primarily attributable to the factors described below:

The revenue decreases, for the nine month periods ended March 31, 2001 as compared to March 31, 2000, are attributable to the measures we took to reduce operating expenses, in part by eliminating the operation and development of our PNLTV Internet broadcast service and related revenues, and our focus on developing our Master Transaction Logic product.

INFLATION

Inflationary factors did not directly bear on our operations during the fiscal periods since our inception.

LIQUIDITY AND CAPITAL RESOURCES

Pro Net Link has generated negative cash flows from operations in all periods since its inception in July 1997. At March 31, 2001, our net cash position of $2,702 represented a decrease of $44,686, compared to June 30, 2000.

During the Nine months ended March 31, 2000, net negative cash from operations of $2,264,469 primarily reflected our $2,655,523 net loss in the period. Net cash provided by financing during this period was $2,220,000, comprised of new loans from a shareholder of $2,110,000, private placement of shares of $510,000, and the repayment of bank debt of $400,000, as follows:

- On August 8, 2000, our President, Jean Pierre Collardeau, loaned Pro Net Link an aggregate of $1,000,000 in consideration of the issuance of a convertible note bearing interest at 12% per annum and due August 8, 2001. The note is convertible into shares of our common stock at $1.89 per share, subject to adjustments as


--------------------------------------------------------------------------------
                                                                         Page 12
     defined in the convertible note. On October 10, 2000, the note maturity date was extended by one year to August 8, 2002.

- In September, 2000, our President, Jean Pierre Collardeau, loaned us $500,000. In consideration of the aforesaid loan, we issued a 12% Note to Jean Pierre Collardeau, dated October 10, 2000. Under this note, the loan was repayable on October 12, 2001 and bears interest at the Note of 12% per annum. On October 10, 2000, the note maturity date was extended by one year to October 12, 2002.

- On October 10, 2000, we sold 680,000 of our shares of common stock in a private placement for $510,000.

- On October 10, 2000, we entered into a Note Purchase Agreement (the "Agreement") with our President, Jean Pierre Collardeau. Pursuant to the Agreement, subject to certain conditions, the President is obligated to lend us up to an aggregate principal amount of $2,000,000. The commitment terminates at the earlier of October 10, 2001 or the date by which the cumulative principal amount of borrowings under the Agreement reaches $2 million. On the date that the commitment terminates, amounts then outstanding will be combined into one note that will be due in two years. Borrowings will bear interest at 12% per annum. As of March 31, 2001, we had borrowed $600,000 under this Note Purchase Agreement. Subsequent to March 31, 2000, we have drawn down an additional $215,000.


- On March 29, 2001, Pro Net Link entered into an equity line financing arrangement with Waveland Capital. This financing arrangement is in the form of a Stock Purchase Agreement providing for the purchase by Waveland Capital of up to $5,000,000 worth of shares of common stock of Pro Net Link over an eighteen month period.

We currently estimate that our base operating cash requirements (excluding projected expenses for research, development and marketing of the Master Transaction Logic product) for the next six months will approximate $700,000. Additionally, we will need to secure funding through the equity line of credit arrangement we recently entered into with Waveland Capital, LLC, or from other sources, to complete the development and marketing of the Master Transaction Logic/Application Services Provider product. We have a material commitment with Commerce One for $2,600,000 in connection with the development, implementation and marketing of our Master Transaction Logic/ Application Service Provider product. There can be no assurances that we will successfully raise the capital required to develop the product or to attain break-even cash flow in any future periods. In the absence of such funding, we will not be able to pursue our primary product, and be forced to curtail operations.

NEW ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998. SFAS defers the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt the provisions of SFAS No. 133 for the fiscal year 2001 which commences on November 1, 2000. This statement should not have a material effect on the Company's financial statements.

In December 1999, the United States Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements". (The implementation date of SAB No.101, was subsequently amended by SAB No.101A and SAB No. 101B.) Under SAB No.101 additional guidance on revenue recognition criteria and related disclosure requirements are required. Implementation of SAB No.101 is required no later than the than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, but is effective retroactively to the beginning of that fiscal period (per SAB No.
101B). Company management has evaluated the standard and the reporting implications thereof, and

--------------------------------------------------------------------------------
                                                                         Page 13
has determined that there will not be a significant impact on the Company's operating results.

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

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.  The following exhibits are filed as part of this Form 10-Q.


 Exhibit
   Number                                Description
 -----------                           ---------------

3.1      Amended and Restated Articles of Incorporation. (1)
3.2      Amended and Restated Bylaws. (1)
10.1 Subscriber Agreement by and between Pronetlink and Corpfin.com, Inc., dated as of February 5, 2001. (2)
10.2 Common Stock Purchase Agreement by and between Pro Net Link and Waveland Capital, LLC, dated as of March 29, 2001. (2)
10.3 Registration Rights Agreement by and between Pro Net Link and Waveland Capital, LLC, dated as of March 29, 2001. (2)
10.4 Escrow Agreement by and between Pro Net Link and Waveland Capital, LLC and the Bank of New York, dated as of March 29, 2001. (2)
10.5 Warrant to purchase 1,465,416 shares of Pro Net Link's common stock issued to Waveland Capital, LLC, dated as of March 29, 2001. (2)
10.6 Asset Purchase Agreement by and between Pro Net Link and ZZTV, Inc., dated as of April 13, 2001. (2)
10.7 Amendment to Common Stock Purchase Agreement by and between Pro Net Link and Waveland Capital, LLC, dated as of April 30, 2001. (2)
--------------------------------------------------------------------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form 10 filed with the Commission on June 21, 1999.

(2) Filed on Form S-1 with the Commission on May 4, 2001.


(b) Reports on Form 8-K.


Report on Form 8-K, dated February 7, 2001, announcing a re-organization of the Company and the retention by the Company of a financial services firm.

Report on Form 8-K, dated April 3, 2001, announcing the execution of certain agreements between Pro Net Link and Waveland Capital, LLC, whereby Waveland Capital will open an equity line of credit of up to $5 million in exchange for Pro Net Link's common stock.

Report on Form 8-K, dated April 17, 2001, announcing the sale to ZZTV, Inc., of substantially all of Pro Net Link's assets directly related to the operation of PNL-TV.

--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 21, 2001

                                       PRO NET LINK CORP.
                                       (Registrant)


                                       By: /s/ JEAN PIERRE COLLARDEAU
                                           -------------------------------------
                                           Jean Pierre Collardeau
                                           President and Chief Executive Officer


--------------------------------------------------------------------------------